Form 10QSB
period 2007-06-30
V2K International Inc
filed 2007-08-27
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-141201
(Commission file number)

V2K INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5614030
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13949 West Colfax Avenue, Suite 250, Lakewood, Colorado 80401
(Address of principal executive offices)

(303) 202-1120
(Issuer’s telephone number)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007 – 31,147,336 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2007	2006
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$149,403	$330,547
Cash - restricted	15,909	117,983
Accounts receivable, net of allowance for	681,225	760,718
doubtful accounts of $54,046 (2007) and $43,150 (2006)
Current portion of notes receivable	74,525	75,787
Inventory	6,559	8,825
Prepaid expenses and other	262,978	101,204
Total Current Assets	1,190,599	1,395,064

PROPERTY AND EQUIPMENT, at cost, net of accumulated	63,719	90,544
depreciation of $258,819 (2007) and $213,882 (2006)

NOTES RECEIVABLE - net of current portion	9,359	21,370

REPURCHASED FRANCHISES	50,828	-

Total Assets	$1,314,505	$1,506,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$995,544	$1,094,032
Note payable - bank	-	12,948
Note payable – other	136,167	124,167
Bridge Loan	-	200,000
Unearned income	249,999	146,175
Total Current Liabilities	1,381,710	1,577,322

LONG TERM LIABILITIES
Convertible debentures	-	100,000
Total Long Term Liabilities	-	100,000
Total Liabilities	1,381,710	1,677,322

STOCKHOLDERS’ EQUITY (DEFICIT)
Subscriptions receivable (150,000 shares)	-	30,000
Common stock, $.001 par value,
Authorized - 100,000,000 shares
Issued and outstanding – 31,147,336 shares (2007) and	31,147	27,379
27,378,586 shares (2006)
Additional paid-in capital	1,926,870	1,077,617
Accumulated (deficit)	(2,025,222)	(1,305,340)
Total Stockholders' Equity (Deficit)	(67,205)	(170,344)

Total Liabilities and Stockholders' Equity (Deficit)	$1,314,505	$1,506,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES
Sales of franchises	$517,207	$233,000	$1,391,976	$1,230,192
Royalty and advertising fees	178,875	266,388	636,593	583,908
Sales of materials and supplies	1,608,160	1,723,457	4,116,987	4,231,742

	2,304,242	2,222,845	6,145,556	6,045,842

OPERATING EXPENSES
Cost of franchise sales	263,436	128,381	765,501	653,481
Cost of materials and supplies	1,521,291	1,600,863	3,911,320	4,029,923
Research and development expenses	98,838	105,329	324,762	315,988
Selling, general and administrative expenses	669,713	504,174	1,866,380	1,470,572

Total Operating Expenses	2,553,278	2,338,747	6,867,963	6,469,964

(LOSS) FROM OPERATIONS	(249,036)	(115,902)	(722,407)	(424,122)

OTHER INCOME (EXPENSES)
Interest (expense)	(2,048)	(9,320)	(16,863)	(20,952)
Interest and other income	14,062	1,313	19,898	5,418
(Loss) on disposition of assets	(510)	-	(510)	(755)
Total Other Income (Expense)	11,504	(8,007)	2,525	(16,289)

NET (LOSS) BEFORE INCOME TAXES	(237,532)	(123,909)	(719,882)	(440,411)

PROVISION FOR INCOME TAX	-	-	-	-

NET (LOSS)	$(237,532)	$(123,909)	$(719,882)	$(440,411)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0076)	$(0.0047)	$(0.0243)	$(0.0169)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	31,147,336	26,093,586	29,618,586	26,093,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(719,882)	$(440,411)
Adjustments to reconcile net (loss) to net cash
(used) by operating activites
Depreciation and amortization	44,937	57,529
Bad debt	25,982	21,141
Rent expense satisfied with debt	12,000	21,000
Stock compensation expense	181,415	14,300
Stock issued for services	-	4,300
Loss on disposal of assets	-	755
Changes in assets and liabilities
Decrease (increase) in accounts receivable	53,511	(94,680)
(Increase) in prepaid expenses and other	(161,774)	(56,654)
Decrease (increase) in notes receivable	13,273	(4,788)
Decrease (increase) in inventory	2,266	(5,100)
(Decrease) increase in accounts payable and accrued expenses	(98,488)	176,834
Increase in unearned income	103,824	27,499

Net cash (used) by operating activities	(542,936)	(278,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,112)	(25,212)
Repurchase of franchises	(50,828)	-

Net cash (used) by investing activities	(68,940)	(25,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	-	143
Net proceeds from sale of common stock	371,606	-
(Decrease) in subscriptions receivable	(30,000)	-
Proceeds from bridge loan	-	200,000
(Payments) on capital lease obligation	-	(10,911)
(Payments) on bank loan	(12,948)	(13,690)

Net cash provided by financing activities	328,658	175,542

NET DECREASE IN CASH AND CASH EQUIVALENTS	(283,218)	(127,945)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	448,530	409,741

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,312	$281,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine month periods ended June 30, 2007 and June 30, 2006, the Company paid cash of $11,568 and $19,310, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine month period ended June 30, 2007, the Company: incurred $181,415 of stock compensation expense; converted $200,000 in bridge loans to 1,000,000 Units of a private placement, each Unit consisting of one share of common stock at $0.20 and one warrant to purchase one share of common stock at $0.50 (see Notes 2 and 5); and converted $100,000 in debentures into 500,000 shares of common stock ($0.20 per share, see Note 3).

During the nine month period ended June 30, 2006, the Company issued 71,500 shares of common stock for services, valued at $14,300 and incurred $4,300 of stock compensation expense.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents at June 30, 2007 and June 30, 2006 consist of:

	2007	2006
Cash	$149,403	$241,604
Restricted cash (Note 1)	15,909	40,192
	$165,312	$281,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006. The Company, through its subsidiary companies, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, sells and supports franchises in the residential and commercial window fashion industry, develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers, manufactures and sells the resulting soft window treatment products and provides product development resources and acts as a sales agent for overseas window covering manufacturers.

International and subsidiaries are hereinafter collectively referred to as the “Company”.

Details of the Company’s subsidiaries as of June 30, 2007 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest held

V2K Window Fashions, Inc. (“Windows”)	Colorado corporation	Franchise sales and support	100%

V2K Technology, Inc. (“Technology”)	Colorado corporation	Development and licensing of software	100%

V2K Manufacturing, Inc. (“Manufacturing”)	Colorado corporation	Manufacture of soft window covering products	100%

Marketing Source International, LLC (“MSI”)	Colorado limited liability company	Product development and sales agent for overseas window covering manufacturers	100%

In April 2006, International, in a share for share exchange, acquired all issued and outstanding shares of Window’s preferred and common stock.  Shares of Window’s preferred and common stock were exchanged for shares of common stock in International on a 1 for 35 basis and 1 for 10 basis, respectively. Windows sells and supports franchises in the residential and commercial window fashion industry.  Franchisees sell and install window treatments for retail and commercial clients using software licensed from Technology, training manuals, policies, procedures and knowledge.  Franchisees are located throughout the United States and in two Canadian provinces.

In August 2006, Windows opened its first company-owned franchise location, incorporated as Window Fashions Franchise, LLC.  Window Fashions Franchise, LLC is a wholly owned subsidiary of Windows.

In April 2006, Windows transferred legal ownership of Manufacturing and the related equity interest to International.  Windows had acquired Manufacturing in January 2004.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION (CONTINUED)

In July 2006, in order to further protect the intellectual property associated with the software and to facilitate future licensing agreements, the software and software development team formerly held by Windows were spun-off to form V2K Technology, Inc. Technology is a wholly owned subsidiary of International, and licenses a customized window fashions franchise software to Windows.

In April 2007, the Company formed MSI to generate revenues by acting as a product development resource and sales agent for overseas window covering manufacturers. MSI is a wholly owned subsidiary of International.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without  audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2007, and the results of consolidated operations for the three and nine month periods ended June 30, 2007 and 2006 and the consolidated cash flows for the nine month periods ended June 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year of for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-QSB, and do not contain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2006 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended September 30, 2006 included in the Company’s Form SB-2/A, Amendment No. 3 on file with the SEC.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of International and its wholly owned subsidiaries. All inter-company accounts and transactions between the entities have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

FRANCHISE OPERATIONS

At June 30, 2007, the Company had 178 independently owned franchises located in 40 states and the provinces of Alberta and Manitoba.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

We occasionally repurchase underperforming territories from our franchisees.  We agree to buy these territories for the current franchise fee less our anticipated costs associated with selling a new franchise, including commissions paid to franchise brokers.  The asset is carried on the books at this net amount, which is limited to the expected realization from resale.  The asset  is relieved upon resale of the territory.

REVENUE RECOGNITION

Initial franchise fees are recognized upon the commencement of operations by the franchisee, which is when the Company has performed substantially all initial services required by the franchise agreement. Unearned income represents franchise fees received for which the Company has not completed its initial obligations under the franchise agreement.  Such obligations, consisting mostly of training, are generally fulfilled within 60 days of receipt of the initial franchise fee.  Royalties and advertising fees are recognized as earned.

Franchisees place all orders for materials and supplies with the Company, who then places the corresponding orders with its vendors.  The products are shipped directly to the franchisees.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees.  In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications.  Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 70% of total revenue for the three months ended June 30, 2007, 78% of total revenue for the three months ended June 30, 2006, 67% of total revenue for the nine months ended June 30, 2007 and 70% of total revenue for the nine months ended June 30, 2006.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share.  The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.”  The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  For the nine months ended June 30, 2007 and June 30, 2006, all outstanding options and convertible preferred stock were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.  Based on the Company’s product development process, technological feasibility is established upon completion of a working model.  Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred.  Research and development expenses for the

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS (CONTINUED)

three months ended June 30, 2007 and June 30, 2006 were $98,838 and $105,329, respectively, and for the nine months ended June 30, 2007 and June 30, 2006 were $324,762 and $315,988, respectively.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At June 30, 2007 and September 30, 2006, there were no cash equivalents.

Cash at June 30, 2007 and September 30, 2006 includes $15,909 and $117,983, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

NOTE 2 – BRIDGE LOAN

In January 2006, the Company issued $200,000 of convertible promissory notes for cash, including $75,000 to officers of the Company (see Note 7).  The notes require quarterly interest payments in arrears at the rate of four percent plus the prime rate as published in the Money Rate Table of the Western Edition of the Wall Street Journal. Repayment of the notes was to commence upon the earlier of (a) the completion of a private placement or (b) July 5, 2006.  If repayment were to commence pursuant to the completion of the private placement, the entire amount of the notes, except for any amounts that had been converted (see below) would be repaid from the proceeds of the private placement (see Note 5).  At the option of the lenders, at any time prior to the consummation of the private placement, the lenders could convert all or any of the principal amounts into the securities in the private placement.  Upon the minimum portion of the private placement having been sold, the lenders were required to convert at least fifty percent of the note into the private placement.

On January 31, 2007, the Company closed the private placement (see Note 5) and all of the bridge loan lenders converted the entire amount of the note into 1,000,000 units ($0.20 per unit), consisting of 1,000,000 shares of common stock and 1,000,000 warrants to purchase shares of common stock at $0.50 per share.

Interest accrued and paid on the bridge loan for the nine months ended June 30, 2007 and June 30, 2006 was $8,167 and $11,807, respectively.

The lenders were issued warrants to purchase a total of 1,000,000 shares of common stock in International at $0.30 per share. The warrants expire January 5, 2009. The Company granted piggyback registration rights (on a “best efforts” basis) with respect to the shares issuable upon exercise of these warrants. The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.20 per share, zero dividends, expected volatility of 28% -- as derived from an analysis of trading prices of the stock of a peer company, risk free interest rate of 6.00% and expected life of 1.5 years. The fair value of the warrants of $7,655 was included as other expense during the fiscal year ended September 30, 2006.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – CONVERTIBLE DEBENTURES

In 2005, the Company issued $100,000 of convertible debentures for cash, including $50,000 to an officer of the Company.  The debentures have a three-year term maturing in February 2008, require quarterly interest only payments at the Wall Street Journal prime rate plus 1%, and are redeemable at the option of the Company in whole or in part prior to the due date.  The holder(s) of the convertible debentures have the option, at any time, to convert all or any portion of the debentures into common stock of the Company at $0.20 per share.

On January 31, 2007, the debenture holders converted $100,000 in debentures into 500,000 shares of common stock ($0.20 per share).

Interest accrued and paid on the debentures for the nine months ended June 30, 2007 and June 30, 2006 was $2,312 and $5,876, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

COMMON STOCK

During the nine-month period ended June 30, 2007, the Company: sold 2,268,750 shares of common stock for cash of $453,750 ($0.20 per share); accepted the conversion of a $200,000 bridge loan (see Note 2) into 1,000,000 shares of common stock ($0.20 per share); and accepted the conversion of $100,000 of convertible debentures (see Note 3) into 500,000 shares of common stock ($0.20 per share).

Prior to the share for share exchange with Windows (see Note 1 – Organization), the Company issued 5,391,811 shares of common stock in conjunction with the recapitalization of V2K International, Inc.

During the nine-month period ended June 30, 2006, the Company: issued 71,500 shares of common for services valued at $14,300 ($0.20 per share); accepted the recision of sale of 116,660 shares of common stock for cash of $35,000 ($0.30 per share); sold 175,000 shares of common stock for cash of $35,000 ($0.20 per share); issued 2,860 shares of common stock for exercise of stock options for cash of $143 ($0.05 per share); and issued 20,701,775 of common stock to acquire all the issued and outstanding shares of preferred and common stock of Windows (see Note 1 – Organization).

STOCK OPTION PLAN

The Company has adopted the V2K International, Inc. 2006 Stock Option Plan (the Plan).  Under the Plan, the Board of Directors, in its discretion, may issue options to officers, directors, employees, and consultants on a case-by-case basis.  In general, options may be exercised by payment of the option price by either (i) cash, (ii) tender of shares of its common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the Board of Directors may approve at the time the option is granted.  The Company has reserved an aggregate 30,000,000 shares of its common stock for options granted under the Plan.

Prior to October 1, 2006, the Company accounted for its share based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Share-Based Compensation” (SFAS 123).  Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method.  Under that

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

transition method, the employee compensation cost of $181,415 recognized in the nine months ended June 30, 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

In the nine months ended June 30, 2007, 50,000 new options were issued under the Plan.

The calculated value of stock options granted under the Plan, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions:

2007
Expected option life-years	3.00
Risk-free interest rate	5.25
Dividend yield	-
Volatility	28%

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company’s net (loss) per share for the nine months ended June 30, 2006 would have been increased to the pro forma amount indicated below:

2006
Net Income(loss) as reported	$(440,411)
Add stock based compensation included in reported net(loss)	14,300
Deduct stock based compensation expense determinedunder fair value method	(89,325)
Pro forma net (loss)	$(515,346)

Net (loss) per share
As reported	$(0.0169)

Pro forma	$(0.0197)

NOTE 5 – PRIVATE PLACEMENT

In a Private Offering Memorandum dated September 6, 2006, the Company began offering for sale 3,750,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, which are immediately detachable, at $0.20 per Unit pursuant to exemptions from registration contained in Section 3(b) and Rule 506 of Regulation D of the Securities Act of 1933 and the securities laws of certain states, for a total of $750,000.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share through December 31, 2007.  All warrants are automatically redeemable by the Company at $0.001 if the common stock is then listed on a recognized stock exchange or trading at $1.00 per share for 20 consecutive trading days.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - PRIVATE PLACEMENT (CONTINUED)

The minimum offering amount was $150,000, which was received and the escrow account was broken in the amount of $257,000 on September 29, 2006.

On January 31, 2007, the Company closed the private placement, having sold 3,553,750 Units for $710,750 ($0.20 per unit), including $15,000 to officers of the Company (see Note 7).

NOTE 6 – SEGMENT INFORMATION

The Company and its subsidiaries (see Note 1 – Organization), operate in five industry segments. Parent Holding (International) provides the corporate vehicle for raising capital for the subsidiaries and will fulfill the Company’s existence as a public reporting company, assuming that the Company attains that status; Windows sells and supports franchises in the residential and commercial window fashion industry; Technology develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers; Manufacturing manufactures soft product window treatments exclusively for Windows franchisees; and MSI acts as product development resource and sales agent for overseas window covering manufacturers.

Identified assets by industry are those assets that are used in our operations in each industry. The Company’s assets are principally cash, accounts receivable and equipment.

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

Windows derives its revenues from sales of franchises, royalty and sales of materials and supplies to franchisees.  Manufacturing receives its income from the sale of labor on soft product window treatments to Window’s franchisees. MSI derives its revenues by acting as a product development resource and sales agent for overseas window covering manufacturers.

During the nine months ended June 30, 2007 and June 30, 2006, inter-segment revenues were $424,468 and $460,653, respectively.  The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

There have been no material changes in the amount of assets of any operating segment since the last annual report.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SEGMENT INFORMATION (CONTINUED)

Segment information for the nine months ended June 30, 2007 and June 30, 2006 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2007	-	6,144,678	-	-	878	6,145,556
2006	-	6,029,231	-	16,611	-	6,045,842

Inter-segment revenues
2007	-	-	-	424,468	-	424,468
2006	-	-	-	460,653	-	460,653

Net (loss)
2007	(176,005)	(56,536)	(324,762)	(125,378)	(37,201)	(719,882)
2006	-	(364,181)	-	(76,230)	-	(440,411)

Identifiable assets (net)
2007	1,692,399	1,271,351	-	58,132	-	3,021,882
2006	-	1,290,703	-	75,147	-	1,365,850

Depreciation and amortization
charged to identifiable assets
2007	-	26,310	-	18,627	-	44,937
2006	-	39,160	-	18,369	-	57,529

Interest revenue
2007	-	18,702	-	-	-	18,702
2006	-	4,888	-	-	-	4,888

Interest expense
2007	-	16,621	-	242	-	16,863
2006	-	20,008	-	944	-	20,952

Reconciliation of segment totals to consolidated amounts:

	2007	2006
Total revenues for reportable segments	$6,570,024	$6,506,495
Elimination of inter-segment revenues	(424,468)	(460,653)
Total Consolidated Revenues	$6,145,556	$6,045,842

Reconciliation of segment totals to consolidated amounts (continued):

	2007	2006
Identifiable assets (net)	$3,021,882	$1,365,850
Elimination of intercompany assets	(1,707,377)	(37,500)
Total Consolidated Assets	$1,314,505	$1,328,350

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

In 2006, $75,000 in bridge loans (see Note 2) were issued to officers of the Company and $15,000 in subscriptions (see Note 5) were received from officers of the Company.

NOTE 8 - SUBSEQUENT EVENTS
In July 2007 the Company entered into a non-cancelable lease for office facilities in Lakewood, Colorado.  The lease began August 1, 2007 and ends January 31, 2013.  The lease terms call for six months of free rent, followed by escalating rents over the life of the lease.

Item 2.         Management’s Discussion and Analysis or Plan of Operations

History and Overview

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006.  Through our wholly owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, we sell and support franchises in the residential and commercial window fashion industry, develop and license proprietary software that allows users to decorate windows for both residential and commercial customers, manufacture and sell the resulting soft window treatment products and provide product development resources and act as a sales agent for overseas window covering manufacturers.

Details of the Company’s subsidiaries as of June 30, 2007 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest Held

V2K Window Fashions, Inc. (“Windows”)	Colorado corporation	Franchise sales and support	100%

V2K Technology, Inc. (“Technology”)	Colorado corporation	Development and licensing of software	100%

V2K Manufacturing, Inc. (“Manufacturing”)	Colorado corporation	Manufacture of soft window covering products	100%

Marketing Source International, LLC (“MSI”)	Colorado limited liability company	Product development resource and selling agent for manufacturing sources	100%

In April 2006, in a share for share exchange, we acquired all issued and outstanding shares of Windows’ preferred and common stock in exchange for shares of common stock in International on a 1 for 35 basis and 1 for 10 basis, respectively.

In August 2006, Windows opened its first company-owned franchise location, incorporated as Window Fashions Franchise, LLC.  Window Fashions Franchise, LLC is a wholly owned subsidiary of Windows.

In April 2006, Windows transferred legal ownership of Manufacturing and the related equity interest to International.  Windows had acquired Manufacturing in January 2004.

In July 2006, in order to further protect the intellectual property associated with the software and to facilitate future licensing agreements, the software and software development team formerly held by Windows were spun-off to form Technology. Technology is a wholly owned subsidiary of International and licenses a customized window fashions franchise software to Windows.

In April 2007, we organized MSI to generate revenues by acting as a product development resource and sales agent for overseas window coverings manufacturers.  MSI has engaged in only preliminary discussions as of the date of this report and is still negotiating an exclusive sales arrangement with an overseas window coverings manufacturing source.

As of the date of this report, Windows is our primary operating subsidiary, making franchising our primary operations. Windows was incorporated in July 1996 to offer licenses to use the “Pictures and Prices” software, which had been developed by an affiliated company, Pictures and Prices Corporation.  The assets of Pictures and Prices Corporation were later transferred to us in 1999.  We packaged the software license with our training manuals, policies, procedures, and knowledge and began selling franchises in March 1997.  After obtaining a core group of franchisees in 1998, we focused our efforts on building our infrastructure to provide support to our franchisees, refining our business model, and developing our business plan.

Since our inception through June 30, 2007, in order to fund the development of our proprietary software and to develop our franchising operations, we have capitalized approximately $2,583,250 from: amounts contributed by our officers and directors ($487,000); the sale of stock ($1,746,250); and loans ($350,000).  In January 2007, $300,000 of the $350,000 in loans were converted into equity.  We believe that our real value lies in our software.  However, that value is not reflected in our financial statements due to accounting policies pertaining to research and development costs.  We believe that our software has now been developed to the point where it can be used for a variety of niches within the home décor industry.  To complete the current version of the software and to build a larger franchise base in order to achieve more economies of scale and establish a significant distribution network, we raised cash proceeds of $710,750 in a recent private placement of our stock and warrants.

In addition, these proceeds were used to provide the funds necessary to implement the next step in our business plan, which was to become a publicly-traded company in the United States.  Funds were used for legal, accounting, and corporate consulting services and working capital.  We believe that by becoming a publicly-traded company, we will enhance the visibility of our products and services and our ability to obtain additional financing in the future.

Critical Accounting Policies

Initial franchise fees are recognized as revenue upon the commencement of operations by the franchisee, which is when we have performed substantially all initial services required by the franchise agreement.  Unearned income represents franchise fees received for which we have not yet performed all of our initial obligations under the franchise agreement.  Such obligations, consisting mostly of training, are generally fulfilled within 60 days of receipt of the initial franchise fee.  Royalty fees are recognized as earned.

Franchisees place all orders for materials and supplies with us.  We review each proposed purchase order to determine whether the products can be made as requested, make any necessary changes, and then place the corresponding orders with our vendors.  Accordingly, we determine all product specifications.  While the products are shipped directly to the franchisees by the vendors, we receive title to the shipped items and have the physical risk of loss upon shipment.  We are liable to the vendors for payment and collect the amounts due for the goods from the franchisees.  We negotiate all pricing with the vendors and have the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin.  In addition, we are responsible to the franchisees for goods shipped by the vendors that do not meet specifications.  We have discretion in supplier selection.  Thus, we act as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  At this time, our operations are such that there are two primary areas of estimates and assumptions that could potentially have a material impact to the financial statements if significantly miscalculated.  These areas are the allowance for doubtful accounts and share-based compensation.

The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in great detail monthly and adjusted as needed.  At June 30, 2007 and September 30, 2006, allowance for doubtful accounts was $54,046 and $43,150, respectively.

The potential risk of these estimates can be material to the financial statements, because the receivables are the largest assets on the balance sheet.  If we were to incur adjustments for write-offs that were not covered under the allowance it would be posted through the bad debt line item on the financial statements in the operating expenses, and the offset would reduce the related receivables balance on the balance sheet.  Based on the average receivable balances for the last 24 months, if the estimate was significantly miscalculated it could have a negative impact of $100,000 to $200,000 to the financial statements.  We believe based on our knowledge and ongoing review that the risk of miscalculating to this level is low, barring any unforeseen economic downturn.

Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the nine months ended June 30, 2007 and 2006, share-based compensation was $181,415 and $14,300, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise 65% to 75% of total revenues, the margin on these sales ranges from 2% to no more than 7%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

In January of 2005, we began to focus primarily on developing the retail sales of existing franchisees, as opposed to increasing sales of franchise units.  We believed that by doing so, we would increase both royalty revenues and the dollar amount of margin made on sales of materials and supplies.  Also with increased retail sales, we would be able to leverage our buying power with our vendors, thereby allowing us to increase our margins made on sales of materials and supplies.  More importantly, we believed that we would be able to increase the sale of franchises.  If our existing franchisees can increase their retail sales, they would provide better validation our franchise concept for those interested in purchasing a franchise from us and investigating the merits of our franchise compared to others.

With the beginning of the current fiscal year ending September 30, 2007, we have established a formal franchise development department and are placing our efforts both on sales of franchises and making our existing franchisees more successful.  The results of operations described below reflect these efforts.

Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006.
For the quarter ended June 30, 2007, sales of franchises increased by $284,207 (122%) from the corresponding period of the previous fiscal year due primarily to an increased marketing budget.  Our gross margin on sales of franchises was 49% for 2007 and 45% for 2006.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended June 30, 2007, more of our sales were without the assistance of a broker.

For the 2007 period, royalty and advertising fees decreased by $87,513 (33%).  Sales of materials and supplies decreased by $115,297 (7%).  While there were a slightly larger number of franchisees in operation (178 at June 30, 2007), retail sales by franchisees in 2007 appear to reflect a downturn in the housing market.  Our franchisees report that with fewer homes being sold, there seems to be less demand for window covering products.

While our revenues increased by $81,397 (4%), our operating expenses increased by $214,531 (9%), resulting in an increase of $133,134 (115%) in loss from operations.

Selling, general and administrative expenses increased by $165,539 (33%), with the most significant increases being in stock compensation expense ($54,072) as the result of our adoption of SFAS 123(R), “Share-Based Compensation” effective October 1, 2006, and in payroll (approximately $65,000) and benefits (approximately $13,000) from additional staffing.  Research and development expenses decreased by $6,491 (6%).

Bad debt expense decreased by $9,825 (61%) in 2007 as a direct result of fully implementing our new accounts receivable program as described below.

Interest expense decreased by $7,272 (78%) for the 2007 period, primarily due to the January 2007 conversion of a $200,000 bridge loan (incurred in January 2006) into equity.

As a result of the above, our net loss for the quarter ended June 30, 2007 was $237,532, as compared to $123,909 for the comparable 2006 quarter, an increase of $113,623 (92%).

Nine Months Ended June 30, 2007 as Compared to Nine Months Ended June 30, 2006.
For the nine months ended June 30, 2007, sales of franchises increased by $161,784 (13%) from the corresponding period of the previous fiscal year.  Our gross margin on sales of franchises was 45% for the 2007 period and 47% for the 2006 period.

For the 2007 period, royalty and advertising fees increased by $52,685 (9%).  Sales of materials and supplies decreased by $114,755 (3%).  Retail sales by franchisees in 2007 appear to reflect a downturn in the housing market.  Our franchisees report that with fewer homes being sold, there seems to be less demand for window covering products.

While our revenues increased by $99,714 (2%), our operating expenses increased by $397,999 (6%), resulting in an increase of $298,285 (70%) in loss from operations.

Selling, general and administrative expenses increased by $395,808 (27%), with the most significant increases being in stock compensation expense ($167,115) as the result of our adoption of SFAS 123(R), “Share-Based Compensation” effective October 1, 2006, and in payroll (approximately $205,000) and benefits (approximately $33,000) from additional staffing.  Software development expenses increased by only $8,774 (3%).

Bad debt expense increased by $4,841 (23%) in 2007.

Interest expense decreased by $4,089 (20%) for the 2007 period, primarily due to the January 2007 conversion of a $200,000 bridge loan (incurred in January 2006) into equity.

As a result of the above, our net loss for the nine months ended June 30, 2007 was $719,882, as compared to $440,411 for the comparable 2006 period, an increase of $279,471 (63%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of June 30, 2007 and September 30, 2006 was 39 days and 42 days, respectively, as compared to 49 days at September 30, 2005.  We have hired a new accounts receivable clerk and have implemented full utilization of our existing credit policies and procedures.  This has allowed us to improve our DSO to only 39 days at June 30, 2007.  These changes include putting franchisees on hold, charging interest on past due invoices, and consistently sending out statements to all franchisees.  We anticipate that these changes should allow us to improve our DSO even more, thereby improving our cash flows, while reducing the amount of write-offs when compared to previous years.

As of June 30, 2007.  At June 30, 2007, we had a working capital deficit of $191,111, as compared to a deficiency of $182,258 at September 30, 2006.  While our current assets decreased by $204,465, our current liabilities decreased by $195,612.  The most significant decreases in current assets were with respect to cash, both non-restricted and restricted, totaling $283,218, which were only partially offset by an increase in prepaid expenses of $161,774.  The decrease in cash was due to our operating loss. The decrease in restricted cash was due primarily to increased advertising and marketing on behalf of our franchisees.  Prepaid expenses increased due to an increase in prepaid commissions, which also corresponds to the increase in unearned income (see below). We expense commissions paid on franchise fees in the same period we recognize the revenue from the sale of a franchise.

The most significant decreases in current liabilities were as a result of the conversion of the $200,000 bridge loan, described above, and a $98,488 decrease in accounts payable and accrued expenses, which more than offset a $103,824 increase in unearned income.

Unearned income represents franchise fees received for which we are performing our initial obligations under the franchise agreement.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for airfare for one person (up to $500) and pay lodging expenses for one person to attend the training as part of the franchisee fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s proprietary software and non-proprietary software such as Windows Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

Note payable – Other increased to $136,167 from $124,167 at September 30, 2006.  This note consists of the currently deferred portion of our rent obligation under an office lease entered into effective September 15, 2002.  Under the terms of the lease, the landlord deferred a portion of the monthly rent aggregating $140,000 over the period from September 15, 2002 to August 15, 2007.  The deferred portion is evidenced by a non-interest bearing promissory note, which is payable in cash or shares of our common stock at the option of the landlord.  We accrete the deferred portion of the monthly rent utilizing an imputed interest rate of 5.75%.  The balance at June 30, 2007 of $136,167 represents the remaining deferral and related imputed interest.

For the nine months ended June 30, 2007, we used cash of $542,936 for operating activities, as compared to $278,275 for the comparable period in 2006.  However, financing activities, principally the proceeds from the sale of common stock in our private placement, provided cash of $328,658 in 2007.  In comparison, financing activities provided cash of $175,542 in 2006, primarily from the proceeds of a $200,000 bridge loan.

During the nine months ended June 30, 2007, holders of the $200,000 in bridge loans and $100,000 in convertible debentures converted their debt into equity.  The bank facility that we have utilized in the past was completely satisfied at June 30, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact of SFAS 159, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting net of tax adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application. We have no Defined Benefit Pension or Other Postretirement Plan, therefore management has determined there is no current impact to the financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The forward-looking comments contained in this discussion involve risks and uncertainties.  Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition.

Item 3.         Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and takes into account the segregation of duties comment noted below.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that the Company does not have a formal audit committee.  Its board of directors assumes the responsibilities of the audit committee.

Part II.         OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

Not applicable

Item 6.          Exhibits

Regulation S-B Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	2006 Stock Option Plan (1)

10.2	Form of Franchise Agreement (2)

10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)

10.4	Office Lease and Note (2)

10.5	Lease Agreement dated May 24, 2007

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
____________________
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007
(2)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

August 27, 2007	By:	/s/ Victor J. Yosha
Victor J. Yosha
President and Chief Executive Officer

V2K INTERNATIONAL, INC.

August 27, 2007	By:	/s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer