Form 10KSB
period 2007-09-30
V2K International Inc
filed 2007-12-21
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141201

V2K International, Inc.
(Name of small business issuer in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13949 West Colfax Avenue, Suite 250, Lakewood, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 202-1120

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company.  Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year: $8,335,583.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $3,249,549.61 as of December 17, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  31,167,336 shares of common stock as of December 17, 2007

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to generate sufficient capital to complete planned business operations;
•	the lack of liquidity of our common stock;
•	the availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis or Plan of Operation,” “Business” and elsewhere in this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

V2K INTERNATIONAL, INC.

FORM 10-KSB
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2007

PART I

Item 1.               Description of Business

Overview

We were incorporated on March 13, 2006 in the State of Colorado.  On April 1, 2006, in a share for share exchange, we acquired all of the issued and outstanding shares of V2K Window Fashions, Inc., a company incorporated in Colorado on July 24, 1996, and V2K Manufacturing, Inc., a company incorporated in Colorado on September 21, 1994.  On July 1, 2006, we transferred the software and our software development team into a separate entity named V2K Technology, Inc., a wholly-owned subsidiary and a Colorado corporation.  On April 6, 2007, we organized Marketing Source International LLC, a Colorado limited liability company.

Through our wholly-owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc., and V2K Manufacturing, Inc., we sell and support franchises in the residential and commercial window fashion industry, develop and license proprietary software that allows users to decorate windows for both residential and commercial customers, and act as the primary supplier of soft window treatments to our franchisees by managing strategic alliances with outside vendors.  Marketing Source International LLC will endeavor to generate revenues by acting as a product development and sales agent for overseas window covering manufacturers.  As of the date of this filing, Marketing Source International LLC has engaged in only preliminary discussions with overseas window covering manufacturing sources.

Our current emphasis is in window fashions and accessories.  Our subsidiary, V2K Window Fashions, Inc. (“V2K Window Fashions”), sells and supports franchises in the window fashion industry.  We began selling franchises in March 1997.  Our first franchisee started operations in August 1997.  After selling several franchises, we halted our franchise sales activity while we refined our business plan and secured outside financing.  We began aggressively developing the franchise business model in November 2001, at which point we had 9 franchises.  As of September 30, 2007, we had 182 franchises, operating in thirty-nine states, two Canadian provinces and Aruba.

Using our proprietary software developed at V2K Technology, Inc. (“V2K Technology”), our franchisees sell window fashions of all kinds to both commercial and residential customers.  All sales orders made by our franchisees are sent to us for fulfillment.  Another subsidiary, V2K Manufacturing, Inc. (“V2K Manufacturing”), manages our strategic alliances with “soft” window fashion vendors, who manufacture fabric treatments, such as drapes and curtains.  “Hard” goods, such as blinds, cellular shades, and shutters, are sourced to third party vendors.  All items are shipped directly from the manufacturer or vendor to the franchisee.

We intend to become the dominant company in the window décor and accessory market.  We plan to accomplish this goal by:

•	introducing our exclusive, three-dimensional proprietary software technology into the industry’s sales channel and supply chain;
•	growing the business aggressively through the franchise business model and corporate license agreements;
•	controlling the industry’s distribution channel; and
•	acquiring hard product manufacturing capabilities to become vertically integrated.

Our long-term vision is to capture the majority of the home décor arena using our scalable, three-dimensional, graphic technology, allowing our sources of distribution to bring unique general economies of scale to flooring, wall coverings, art, and accessory furnishings, among others.  In addition, we have license opportunities in related fields, such as the casement window industry, paint industry, and other industries in the building and design trade.

Our corporate offices, which include V2K International and all its subsidiaries, are located at 13949 West Colfax Avenue, Suite 250, Lakewood, Colorado 80401, and our telephone number is (303) 202-1120.

Our Proprietary Software

We have developed proprietary software that enables the user to decorate interiors of homes and other buildings on a computer screen.  By using the same type of graphics engine utilized by computer games, the user “sees” a three-dimensional image of a room, drawn to scale, on the computer screen.  Window coverings and accessories can be placed in the room, allowing the user to see the end result of the decorating effort.  Moreover, our software prices the items and prints the necessary purchase orders.

As our current emphasis is in window fashions, the software has been customized to enable the user to:

•	design virtually any window covering style to scale on a computer or digital TV screen;
•	adjust or redraw the window covering;
•	calculate the price of the window covering immediately; and
•	print a customer sales order for the window covering, as well as purchase orders for the vendors, production orders for the workroom, and installation instructions for the installer.

We believe that our software is unique and provides users with two distinct advantages:

•
Customers can see what the window coverings will look like on their windows before they buy.  A sales agent can stay with the customer, showing the customer exactly what the window treatment will look like, to scale, and how much it will cost, until the customer finds a satisfactory style and a price.

•
The time-consuming calculation and paperwork commonly associated with the window covering business has been eliminated.  With one keystroke and no additional data entry, the sales agent can create the purchase orders for the vendors and the production order for the workroom.

We plan to develop a web-based version of the software that will allow customers to design their own window coverings on the Internet, and a kiosk version of our technology to be used in big box stores.  We also plan to expand the existing software to provide a variety of interior and exterior design functions.  We have not established any timetables for these plans.

Current Application of Software

Franchisees go into the homes or businesses of prospective customers equipped with a laptop computer.  In their vehicles are samples of fabrics that we offer.  After measuring the windows and entering the data into the computer, the franchisee can then put the whole room, including the ceiling, floor, windows, and walls to scale in the computer.  A window library resides in the software containing almost any shape or style of window that exists.  The franchisee may then enter the colors and texture of the walls, floor and ceiling, as well as show the room under a variety of lighting conditions.

The franchisee then begins to decorate the window electronically on the screen in the desired style specified by the customer.  The software contains a fabric library that the franchisee can retrieve to show on the window treatment.  While the windows are being decorated on the screen, the software computes the sales price of the treatment, gross margin, and percent of profit to the franchisee.  The customer can know immediately the sales price of each window treatment and the order as a whole.  The franchisee can see the margins and percent of profit and adjust the sales price down if necessary in order to get the sale.

Once the customer sees a design and price that is acceptable, the franchisee can bring in an actual sample of the fabric for the customer to see and touch.  The software generates a sales order for the customer to sign.  The franchisee generally collects 50% of the total purchase price as a deposit.  V2K offers 3-, 6- and 12-month, no-payment, deferred interest consumer financing plans through a national financial institution.  We receive from the national financial institution an amount agreed upon by the customer (gross financed) less a financing cost of approximately 8%.  We then deduct this financing cost from the amount sent to the franchisee plus a small administrative fee of up to 1%.  Administrative fees that we earned for the years ended September 30, 2007 and

2006, were approximately $300 in each year, on amounts financed of $240,000 and $410,000, respectively. We do not guarantee any financing of the franchisees.

With an order in hand, the franchisee can send the order to us electronically.  One of our product specialists then reviews the order to make sure it conforms to the product being sold, and verifies the pricing.  Upon approval by a product specialist, the order is then broken down by vendor and the materials are ordered.  The vendor then processes the order and ships the finished products directly to the franchisee.  Upon receipt of the finished goods, the franchisee arranges for third party installation at the customer’s home or office.

The Interior Decorating Market

The U.S. market for interior décor, including window fashions, is fragmented in terms of competition and established distribution channels.  For example, according to a market research report, Window Treatments and Wallcoverings, by Catalina Research, published January 1, 2004, soft product window fashion sales were distributed as follows:
•	discount or mass merchandising department stores – 27%
•	conventional and national chain department stores – 10.8%
•	window treatment stores – 15.3%
•	warehouse clubs – 9.5%
•	electronic, mail order and direct selling retailers – 6.4%
•	other home furnishing stores – 6.3%
•	home centers, other building material dealers – 6.2%
•	specialty floor covering retailers – 4.5%
•	family clothing stores – 4.3%
•	general merchandisers – 2.6%
•	paint and wallpaper stores – 2.1%
•	furniture stores – 1.5%
•	hardware stores – 0.9%
•	piece goods stores – 0.8%
•	other retailers – 1.8%

This fragmentation has limited the implementation of technology as a competitive component in the window fashion industry.  The industry is not automated at the point of sale and industry participants have, up to now, relied on antiquated manual systems for selling and administrating window fashions, resulting in quality control errors and higher operating costs.

Typically, a sales agent, decorator, or designer goes to a potential customer’s home and attempts to sketch or draw a treatment in which the customer is interested.  In the case of “hard” treatments involving non-fabric items, the agent uses a yellow pad and calculator to provide the customer an approximate price.  This is a long and tedious process.  If the customer objects to the price or wants to explore other alternatives, a different treatment is selected and the pricing process begins anew.  In the case of “soft” treatments involving the use of fabric, the agent will most likely have to meet with the manager of a workroom in order to calculate yardage, width cuts, repeats, and a variety of other variables, before he or she can get back to the customer with a price.  This process may take as many as 3 to 5 days.  If the customer objects to the price, the agent must either discount the price or start the entire process over again.  Once the customer decides on a treatment, the agent will literally spend hours writing purchase orders for the vendors, and in the case of soft treatments, production orders for the workroom.  It is inevitable that mistakes are made along the way.

Franchise and Licensing Operations

We do not sell window fashions directly to the customer.  Instead, we have chosen to grow our business by selling franchise and license agreements.

We started selling franchises in March 1997.  As of September 30, 2007, we had 182 franchises, operating in 39 states, the Canadian provinces of Alberta and Manitoba, and Aruba.  Entrepreneur magazine rated us 50th in its Top 101 Homebased Franchises 2006 Rankings and 176th in its Franchise 500 2007 Rankings.  Potential investors should not conclude from this preceding statement that the magazine is actively endorsing or promoting our company.

We sell franchise units based on a minimum territory size of 30,000 households.  Franchisees may purchase one or more additional areas of primary responsibility if they are not in default under their franchise agreements, if the additional areas are available, and if we approve.  Additional areas may have more or less than 30,000 households.  We will determine the fee for each additional area at the time of purchase, but it will be less than the initial franchise fee.  As of the date of this report, the current fee for each additional area is $1.05 per household, but we may change this fee at any time.

We also make available a Small Market Franchise, based on a territory size of up to 15,000 households, in sparsely populated areas where a territory of 30,000 households would be difficult to cover because of the distances involved.

We currently charge a franchise fee of $59,900 ($39,900 for a Small Market Franchise) for which the franchisee receives the following:
•	a laptop computer, portable printer, and carrying case
•	V2K’s proprietary software, including an exclusive price management program
•	non-proprietary software
•	samples of fabric, hard products and decorative hardware
•	starter set of printed materials, including business cards, stationery, and promotional materials
•	training manual, policy and procedure manual and marketing kit and
•	the exclusive right to advertise in a designated area.

We also provide basic training for up to two persons for each franchise.  We reimburse the franchisee for travel expenses for one person (up to $300) and pay lodging expenses for one person to attend the training as part of the franchise fee.  The franchisee is liable for meals, travel, and lodging expenses for any additional person(s).

In addition to the franchise fee, we require franchisees to pay a non-refundable continuing royalty based on a percentage of the franchise’s annual gross sales in each franchise year, according to the following schedule:
•	first $200,000 of gross sales – 8%
•	next $100,000 of gross sales – 7%
•	amount over $300,000 of gross sales – 4%

The first franchise year commences on the first day of the first full month following the franchisee’s satisfactory completion of basic training or on any other date we may designate.  Each subsequent one-year period is another franchise year.

The monthly minimum royalty fee in the first franchise year is $250/month, $500/month in the second franchise year, and $1,000/month in each franchise year thereafter.  In the case of a Small Market Franchise, the monthly minimum royalty fee is $125/month in the first year, $250/month in the second year, and $500/month in each year thereafter.

In addition, we require franchisees to pay us the following:

Type of Fee or Expense	Amount	Due Date	Remarks
National/Regional/Local Advertising Fund[1]	2% of total gross sales, which percentage may be increased by us to up to	Payable every 30 days	We and/or our contractors administer the Fund for the benefit of our system.
______________________
1 These fees are imposed by and payable to us.  These fees are non-refundable.  Late payment interest of 18% may begin after the due date.  We may impose a late fee of $25.00 if the franchisee does not submit reports to us within 3 days of the due date.

Type of Fee or Expense	Amount	Due Date	Remarks
5% of gross sales; subject to minimum monthly fees[2]
Showroom participation[1]	Up to $150 per month	Monthly as billed	Note [3]
Central telephone service[1]	Varies[4]	Monthly as billed	If the franchise is located in a central telephone service area, as designated by us, the franchise must pay its proportionate share of the costs of maintaining the service.[4]
Basic training[5]
Varies – We estimate that the cost of travel, lodging and meals for each person attending Basic Training will range from $200 to $1,200.  The actual cost for each person may be higher or lower depending upon the distance traveled, and the meals and lodging selected.
As incurred
No training fee is charged for up to two persons.[6]  The training fee for additional persons will be determined by us.  We reimburse the franchisee for travel for one person (up to $300), and for lodging expenses for one attendee.  The franchisee pays the cost of meals for one attendee and pays all travel, lodging and meals expenses for any other attendees.

Mandatory meetings and additional mandatory training[5]	Varies – We estimate that the cost per person for travel, lodging and meals to attend a one-day meeting will be $20 to $600. The actual cost for each person may be higher	As incurred	No more than 1 mandatory meeting/training program will be scheduled each year. No attendance fee is charged by us, but the franchisee pays the cost of travel, lodging and meals.[7]
___________________
2 The Minimum National/Regional/Local Advertising Fund Fees are $62.50 per month in the first year, $125 per month in the second year, and $250 per month thereafter (including all months in any renewal terms); except if the franchisee qualifies for, and pays, the Small Market Franchise fee, the Minimum National/Regional/Local Advertising Fund Fees are $31.25 per month in the first year, $62.50 per month in the second year, and $125 per month thereafter (including all months in any renewal terms).  We may require franchises to participate in a regional advertising cooperative, in which case all or part of this fee will be paid to the cooperative.  To date, participation has not been required.  If a cooperative were to be established, the cooperative would determine the amount of the fee.

3 Upon 30 days written notice, we may provide a showroom in the franchises’ metropolitan or regional area for the franchisee to show the products and services provided by the franchise.  In that case, the franchisees will be billed for its pro-rata rental fee, not to exceed $150 per month.

4 Central telephone service is available in some areas in some states.  With central telephone service, one telephone number is used for all franchises in the service area.  The provider’s software routes each call to the appropriate franchise based on the caller’s location.  The fee imposed by the provider of this service is split among the franchises in the service area.

5 Payable to third parties that provide goods or services to the franchise.

6 The training fee for each additional person the franchisee sends to basic training at any time is $250.

7 If a franchisee fails to attend a mandatory meeting that is designated by us as an annual meeting, we may,

Type of Fee or Expense	Amount	Due Date	Remarks
or lower depending upon the distance traveled, the meals and lodging selected, and the length of the meetings.
Optional training[1,5]
Varies[1]- We estimate that the cost person for travel, lodging and meals to attend a one-day optional training program will be $20 to $600 (plus the program fee).  The actual cost for each person may be higher or lower depending upon the distance traveled, the meals and lodging selected, and the length of the training program.
		2 weeks prior to beginning of training	We may, but are not required to, offer optional training programs that the franchisee may attend.
Product sample updates	Varies[2]	As incurred	Note 9
Technology fee[1]	$75 per month; subject to an annual increase at our sole determination, but not more than 10% per year.	Monthly, as billed. As of the date of this filing, we do not charge this fee, but may do so upon at least 30 days prior written notice to the franchisee.	This fee may be assessed by us for website and e-mail hosting by us, for future web-based system integration, and for other technology related services.
Transfer/training fee[1]
The transfer fee is $7,000 plus any brokerage commissions, finder’s fees or similar charges that we are required to pay to any third party that is not an affiliate of ours.  The training fee is $1,000.[3]
		Prior to completing the transfer	Payable upon transfer of the franchise. No charge if the franchisee transfers to a business entity that it controls.
Audit[1]	Cost of audit and underpayment amount, plus interest.	Immediately upon billing	Payable only if audit shows an understatement of at least 2% of gross sales for any month.

at our sole determination, require the franchisee to pay a $500 missed annual meeting fee, which fee will be due within 30 days of notice by us to the franchise.

8 We will charge a fee for this training, which fee will depend on the training provided.  The franchisee will also be responsible for paying for his/her travel, lodging, and meals.

9 The amount can vary widely from one year to the next, but currently the amount is estimated to be from $600 to $1,000 per year.  As of the date of this filing, all updates are optional, but we may in the future mandate that the franchisee purchase certain updates.

10 The transferee pays all travel, food, and lodging expenses to attend training.  However, if the transferee is an existing V2K franchisee who has successfully completed basic training, we may waive the requirement that the transferee pay this fee and attend basic training.

Type of Fee or Expense	Amount	Due Date	Remarks
Credit/debit card authorization and administrative fee[1]	Varies – We charge 3% of the amount of the debit or credit.	As incurred	Note [1]
Insufficient funds fee[1]	Varies	As incurred	Note [2]
Insurance[5]	Varies – Insurance in Denver costs about $50 per month. The franchisee’s cost may be higher or lower, depending upon its location and the insurance carrier selected	Varies	Franchisee must obtain our approval of insurance carrier. We have appointed an approved carrier and established minimum required covered amounts.
Indemnification	Varies – The franchisee will pay the amount of the liability assessed against us plus the expenses incurred in defending us.	Varies	The franchisee must reimburse us for any liability and costs incurred by us by reason of the franchise or our operation of the business on the franchisee’s behalf.

               Franchisees place all orders for products with us.  We in turn place them with our vendors.  Finished products are shipped to our franchisees, but billed to us, generally on terms of net 30 days.  Terms of payment with our franchisees are net 15 days.  We believe that this arrangement results in quality control of the products being sold to the customer and provides us with a way to monitor our franchisees’ operations.  In addition, franchisees commencing business do not have to identify and establish accounts with product vendors.

We believe the advantages to our franchisees are the following:
•	Start-up costs are $40,170 - $82,300.
•	The franchisee does not have to have any industry-specific knowledge or prior experience.
•	We provide the franchisee with extensive training and support.
•	The franchisee has no inventory to purchase or maintain, nominal receivables, and minimal general and administrative expenses.
•	The franchisee receives a complete business start up package.
•
Our software product allows franchisees to set themselves apart from the way others in the industry do business.  To the best of our knowledge and information there is no software product currently on the market that is comparable with that of V2K.

•	Our software product provides franchisees with a marketing advantage. Customers can determine what a treatment will look like on their windows before they purchase.
•
Our software product provides franchisees with a sales and closing advantage.  Our franchisees can stay with a customer until that customer is satisfied.  Our franchisees do not have to check back with a workroom to calculate pricing.

•	Our software product enables franchisees to administrate the sale of window treatments more efficiently and accurately than others in the industry.

__________________
11 If the franchisee is more than 10 days late for payment of any fees, we may, upon 48 hours notice to the franchisee by facsimile, activate a direct charge to the franchisee’s credit or debit card for the fee, and bill the franchisee for any costs incurred by us in administering this program.

12 If any check the franchisee sends to us is returned to us by a financial institution (or other entity), or if we cannot charge the franchisee’s credit or debit card for the full amount owed to us (in accordance with Note 11 above), because of insufficient funds, the account being closed or otherwise, we may charge the franchise a fee of the lesser of $20, or the highest rate permitted by applicable law.

Our management believes that it takes the average franchisee two years to fully develop its franchise business.  At September 30, 2007, approximately 65% of our franchisees had been in business for two years or longer, as compared to September 30, 2006, at which approximately 60% of our franchisees had been in business for two years or longer.  Our franchisee retention rates were 84% and 96% for the years ended September 30, 2007 and 2006, respectively.

We also propose to sell domestic and international license agreements for the use of our software to a limited number of major retailers who have shown interest in our system.  It is envisioned that our license agreements will include a one-time license fee and a monthly royalty or user fee.  As of the date of this report, we have entered into discussions and letters of intent with interested parties, but have not entered into any corporate license agreements or license agreements in related fields.

Manufacturing and Sourcing

Franchisees submit all purchase orders to us.  We place the orders for the products with a number of third party vendors, including soft product manufacturers with whom we have development strategic alliances.

For the years ended September 30, 2007 and 2006, approximately 64% and 68%, respectively, of materials and supplies were acquired from three major vendors (Lafayette Venetian Blind, Inc., Krohn’s Coverings, Inc., and DSC Window Fashions, Inc.), with the largest vendor, Lafayette Venetian Blind, Inc., representing 34% of the total for each year.  The related accounts payable to the largest vendor was approximately $311,700 as of September 30, 2007 and $309,900 as of September 30, 2006.  We believe that if we were to lose any of these vendors, we could replace the vendor(s) with others who provide the same materials and supplies.  However, we could incur disruption of processing orders from franchisees while transitioning from one vendor to another and this could negatively impact our business.

Research and Development

We incurred research and development expenses of $426,069 and $433,201 for the years ended September 30, 2007 and 2006, respectively.

Competition

We assess our competitive conditions as follows:
•	We compete against other companies that offer franchise opportunities. There are numerous franchise and business opportunities offered by others in all industries.
•
We compete against other companies in the window fashion industry and others offering window fashions.  As described above, the market for window fashions is fragmented.  We compete with many different types of retailers that sell many or most of the items sold by us, including department stores, mass merchandisers, mail order, specialty retail stores, and other retailers.  In some cases these competitors have substantially greater financial and other resources than us, including, in some cases, more profitable retail economics or better name recognition.

Budget Blinds appears to be our closest competitor, in the sense that it is engaged in the window covering industry, and offers franchises.  Also, a few other companies are starting to offer custom window treatments.

We are aware of three other companies that offer a software product having some of the functions of our proprietary software:
•
DreamDraper® by Evan Marsh Designs, Inc. is an application that a designer can use to create a visual two-dimensional representation.  DreamDraper® comes with hundreds of static two-dimensional line drawing graphics of windows and window treatments.  The designer can go to the catalog of two-dimensional line drawing pieces and manually create a representation of the window and window treatments utilizing the Microsoft PowerPoint application.  DreamDraper® has no integrated pricing component.  However, it did come out with a quick quote system recently, but the two systems are independent of each other.

•
Minutes Matter is very similar to DreamDraper® in that it is used by designers to create a representation of windows and window treatments.  Minutes Matter does not rely on Microsoft PowerPoint, but has its own design environment.  It has a catalog of hundreds of static two-dimensional line drawing pieces that the user chooses from and then manually assembles the window and window treatments.  Minute Matters does not have a pricing component.

•
Solatech, Inc. has introduced a software product similar in some ways to V2K’s.  Solatech is a two-dimensional photo rendering software that has very limited soft goods capability, with no scaling or visuals that represent what the product selection will look like in the customer’s home.

We cannot assure you that additional competitors will not enter our line of business.  Increased competition by existing or future competitors, resulting in our having to reduce prices in an effort to gain or retain market share, could result in reductions in our sales and profitability, which could have a material adverse effect on our business and financial condition.

Government Regulation

To offer and sell franchises, we must comply with the rules and regulations of the Federal Trade Commission, as well as the laws of the states in which offers and sales are made.  The Federal Trade Commission franchise rule requires that we furnish potential franchisees with written disclosures containing information about the franchised business, the franchise relationship, and us.  We have made these disclosures by following the Uniform Franchise Offering Circular Guidelines prepared by state franchise law officials.  We must provide a potential franchisee with the written disclosures upon the earliest of (1) the first personal meeting with the prospective purchaser; (2) ten business days before signing any binding agreement; or (3) ten business days before any payment to us.

The Federal Trade Commission does not review or approve any disclosures, advertising, or agreements.  However, 15 states have franchise investment laws that require us to provide pre-sale disclosures.  Of the 15 states, 13 treat the sale of a franchise like the sale of a security and generally prohibit the offer or sale of a franchise within their state until a franchise offering circular has been filed with, and registered by, the designated state agency.  We estimate that the registration renewal fees to maintain compliance with such state laws costs us approximately $7,500 per year.

Employees

We had 41 full-time and 2 part-time employees as of September 30, 2007.  None of our employees is covered by a collective bargaining agreement.

Risk Factors

We have incurred losses and cannot assure you of profitability.  With the exception of net income of $69,195 for the year ended December 31, 2003, we have incurred net losses, including a loss of $1,014,351 for our most recently completed fiscal year.  As of September 30, 2007, our accumulated deficit was $2,305,155.  To date, we have not generated revenues sufficient to fund our business and pay our ongoing expenses.  There can be no assurance that we will be profitable in the future.

We are dependent upon outside financing.  We rely upon external sources of financing to fund future growth and the implementation of our business plan.  Since our inception in July 1996, we have financed our operations through internally generated revenues, the sale of our stock and by borrowing from third parties and affiliates of our Company.  While we believe that our cash flow will provide sufficient capital to maintain all current operations and to implement our short-term plans, which would require approximately $200,000, we will likely require external financing for our long-term plans for growth and the development of our business plan.  We have not yet developed a budget or a timeframe within which to implement our long-term plans.  Sources of external financing may include short-term loans, bank borrowings, joint ventures, and future debt and equity offerings.  We do not know whether future financing will be available on acceptable terms, or at all.  Any additional financing may result in dilution to our shareholders.  Our failure to obtain external financing may have a material adverse effect on our ability to realize our long-term plans to expand the business.

Our current business plan is dependent upon our ability to sell franchises and to have successful franchisees.  Our growth is dependent upon our continued ability to sell franchises.  Our existing franchise base of approximately 180 is too small to produce enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  Under our business plan, we plan to sell 51 franchises in fiscal 2008 and 80 franchises in fiscal 2009.  To be successful, we need to be able to identify suitable franchise candidates, provide them with adequate training, and manage competently the infrastructure to support the franchises.  In addition, our franchisees must be successful in their business operations.  If they are not successful, it will adversely impact our sales of franchises and we will not generate sufficient royalty income needed to operate.

We use franchise broker networks and Internet advertising to generate leads to identify suitable franchise candidates.  If prospective candidates indicate a sufficient amount of interest, we encourage them to travel to our offices for a “discovery day” and reimburse them for $300 of airfare and one night of lodging.  After our franchisees attend a two-week basic training program, which includes instruction pertaining to operating our proprietary software, product knowledge and design, business management and sales and marketing, we provide them with a 30-day “quick start” marketing program.  We also assign a franchise support person to each new franchisee to follow-up on a franchisee’s progress.

We are affected by economic conditions and consumer trends.  Our success will depend upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates, and taxation.  If existing economic conditions deteriorate, consumer spending may decline, thereby adversely affecting our business and results of operations.

We must be able to anticipate and respond to changing merchandise trends and consumer demands in a timely manner.  If we should miscalculate consumers’ purchasing habits and tastes, we will not be able to compete against other window covering businesses.

We face competition from existing and potential competitors.  We face substantial competition in the overall window covering industry, as well as competition from others offering franchises and business opportunities.  Due to our small size, it can be assumed that most if not all of our competitors have significantly greater financial, technical, marketing and other competitive resources.  Many of our competitors and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, for example, to position themselves as being more experienced, having better products, and being more knowledgeable than us.  To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues.

Our success and ability to compete depends upon our ability to secure and protect our proprietary technology.  Our success depends on our ability to protect our proprietary technology.  In the event that a third party misappropriates or infringes on our intellectual property, our business would be seriously harmed.  Third parties may independently discover or invent competing technologies or reverse engineer our software.  We expect that if we should successfully market franchises and licenses to use our software, competitors may attempt to duplicate our technology.  While we have a pending patent application on the business process associated with our software, we would still have to enforce our rights against those who might attempt to infringe on our intellectual property.  Such enforcement efforts are likely to be expensive and time-consuming.

The loss of our officers and directors or our failure to attract and retain additional personnel could adversely affect our business.  Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors.  Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our key personnel could, to varying degrees, have an adverse effect on our operations and system development.  We currently maintain “key-man” life insurance on Victor Yosha, our president/chief executive officer, and Mike Lee, the chief operating officer of our technology subsidiary.  However, there is no contract in place assuring their services for any length of time.  The loss of either of them would have a material adverse affect on us.  We do not have assurance that the services of any member of our management will remain available to us for any period of time, or that we will be able to enter into employment contracts with any of our management, or that any of our plans to reduce dependency upon key personnel will be successfully implemented.

The knowledge and expertise of our officers and directors are critical to our operations.  There is no guarantee that we will be able to retain our current officers and directors, or be able to hire suitable replacements in the event that some or all of our current management leave our company.  In the event that we should lose key members of our staff, or if we are unable to find suitable replacements, we may not be able to maintain our business and might have to cease operations, in which case you might lose all of your investment.

We use outside suppliers to fulfill the orders placed with us by our franchisees.  Orders placed with us by our franchisees are filled by outside suppliers, with our three largest vendors constituting approximately 64% of materials and supplies for the year ended September 30, 2007.  We have chosen to limit the number of suppliers that we use in order to obtain better pricing terms from them and to insure the quality of the products delivered to our franchisees’ customers.  We believe that if we were to lose any of these vendors, we could replace the vendor(s) with others who provide the same materials and supplies.  However, we could incur disruption of processing orders from franchisees while transitioning from one vendor to another and this could negatively impact our business.

A limited number of shareholders collectively own a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other shareholders.  As of December 17, 2007, our directors, officers, and more than 10% shareholders own beneficially 52% of our common stock.  Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our shareholders.

Outstanding warrants may negatively impact our ability to obtain future financing.  We have outstanding warrants to purchase 4,553,750 shares of common stock at $0.50 through September 30, 2008 and outstanding warrants to purchase 1,000,000 shares of common stock at $0.30 through January 5, 2009.  As long as these warrants remain unexercised and outstanding, the terms under which we may be able to obtain additional capital financing may be adversely affected.

We have a substantial number of shares that may become freely tradable and could therefore result in a reduced market price.  As of December 17, 2007, we had an aggregate of 31,167,336 shares of our common stock issued and outstanding, with 10,445,561 shares, currently owned by existing shareholders, registered for resale.  In addition, we registered the resale of 1,000,000 shares issuable upon the exercise of warrants.  The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our shares.

Our common stock is subject to penny stock regulation that may affect the liquidity for our common stock.  Our common stock is subject to regulations of the Securities and Exchange Commission (“SEC”) relating to the market for penny stocks.  These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock, as some brokers refrain from trades involving penny stocks to avoid the additional work to comply with these requirements.  As a result, your ability to sell your securities in the secondary market could be limited.

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we intend to sell restricted stock, warrants, and convertible debt to investors in private placements.  Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices.  These transactions will cause dilution to existing shareholders.  Also, from time to time, options will be issued to officers, directors, or employees, with exercise prices equal to the then prevailing market price.  As of September 30, 2007, 29,180,660 options had been granted to officers, directors and employees.  Exercise of in-the-money options and warrants will result in dilution to existing shareholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

Trading in our common stock may be limited thereby making it more difficult for investors to resell their shares of our common stock.  Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of the shares that you purchase from the selling shareholders.

Item 2.             Description of Property

Facilities

Our principal offices are located at 13949 West Colfax Avenue, Suite 250, Lakewood, Colorado 80401.  We lease approximately 10,800 square feet under a five and half year lease that commenced August 1, 2007.

Trademarks and Copyrights

Our subsidiary, V2K Window Fashions, has registered our “V2K” logo with the United States Patent and Trademark office.  The registration date is April 9, 2002, and our registration number is 2,559,601, for Computer Software and Business Services.  We also registered the logo for Retail Store Services and Design for Others of Window Coverings and Treatments on March 29, 2005, registration number 2,935,943.

Our subsidiary, V2K Window Fashions, is the owner of the V2K Window Fashions software, which is copyrighted with Certificate of Registration No. TX5200930, effective date noted as February 29, 2000.

In January 2005, our subsidiary, V2K Window Fashions, filed a patent application with the U.S. Patent and Trademark Office for its three-dimensional software technology, which application was subsequently assigned to another subsidiary, V2K Technology.  The patent application is pending, and has been assigned Serial # 11/030445.

Item 3.             Legal Proceedings

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened that are deemed material to us or our business.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”)” under the symbol “VTOK.”  The trading symbol often appears as “VTOK.OB” in quotation requests on the Internet.  Priced quotations for our stock were not entered until November 2007.

On December 17, 2007, the closing bid price for the common stock on the OTCBB was $0.30 per share.

Holders and Dividends

As of November 30, 2007, there were 101 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2007, we did not issue or sell any unregistered securities.

Item 6.             Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and the related notes included in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors,”  “Business” and elsewhere in this report.

History and Overview

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006.  Through our wholly owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc., and Marketing Source International, LLC, we sell and support franchises in the residential and commercial window fashion industry, develop and license proprietary software that allows users to decorate windows for both residential and commercial customers, manage strategic alliances with third party vendors and act as a product development and sales agent for overseas window covering manufacturers.

Details of the Company’s subsidiaries as of September 30, 2007 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest held
V2K Window Fashions, Inc.	Colorado corporation	Franchise sales and support	100%
V2K Technology, Inc.	Colorado corporation	Development and licensing of software	100%
V2K Manufacturing, Inc.	Colorado corporation	Management of soft window covering vendors	100%

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest held
Marketing Source International, LLC	Colorado limited liability company	Product development and sales agent for overseas window covering manufacturers	100%

In April 2006, in a share for share exchange, we acquired all issued and outstanding shares of V2K Window Fashion’s preferred and common stock in exchange for shares of common stock in V2K International on a 1 for 35 basis and 1 for 10 basis, respectively.

In August 2006, V2K Window Fashions opened its first company-owned franchise location, incorporated as Window Fashions Franchise LLC. In July 2007, V2K Window Fashions sold 100% of its ownership interest in Window Fashions Franchise LLC to a third party.  Window Fashions Franchise LLC had been a wholly owned subsidiary of V2K Window Fashions.

In April 2006, V2K Window Fashions transferred legal ownership of V2K Manufacturing and the related equity interest to V2K International.  V2K Window Fashions had acquired V2K Manufacturing in January 2004.  In October 2007, we sold the inventory and fixed assets of V2K Manufacturing to a third party.  V2K Manufacturing continues to act as the primary supplier of soft window treatments to V2K Window Fashions and its franchisees, but does so by managing strategic alliances with several outside vendors.

In July 2006, in order to further protect the intellectual property associated with the software and to facilitate future licensing agreements, the software and software development team formerly held by V2K Window Fashions were spun-off to form V2K Technology.  V2K Technology became a wholly owned subsidiary of V2K International and licenses a customized window fashions franchise software to V2K Window Fashions.

In April 2007, we organized Marketing Source International LLC, a Colorado limited liability company.  This company will endeavor to generate revenues by acting as a product development and sales agent for overseas window coverings manufacturers.  Marketing Source International LLC has engaged in only preliminary discussions as of the date of this filing.

As of the date of this filing, V2K Window Fashions is our primary operating subsidiary, making franchising our primary operations. V2K Window Fashions was incorporated in July 1996 to offer licenses to use the “Pictures and Prices” software, which had been developed by an affiliated company, Pictures and Prices Corporation.  The assets of Pictures and Prices Corporation were later transferred to us in 1999.  We packaged the software license with our training manuals, policies, procedures, and knowledge and began selling franchises in March 1997.  After obtaining a core group of franchises in 1998, we focused our efforts on building our infrastructure to provide support to our franchises, refining our business model, and developing our business plan.

Since our inception through September 30, 2007, in order to fund the development of our proprietary software and to develop our franchising operations, we have obtained approximately $2,583,250 from: amounts contributed by our officers and directors ($487,000); the sale of stock ($1,746,250); and loans ($350,000).  During the year ended September 30, 2007, $300,000 of the $350,000 in loans were converted into equity.  We believe that our real value lies in our software.  However, that value is not reflected in our financial statements due to accounting policies (discussed below) pertaining to research and development costs.  We believe that our software has now been developed to the point where it can be used for a variety of niches within the home décor industry.

Critical Accounting Policies

Franchise Operations - Overview.  Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

As of September 30, 2007, we supported 182 independently owned franchises located in 39 states, two Canadian provinces and Aruba.  A summary of franchise activity is as follows:

	September 30, 2007	September 30, 2006
Franchises in operation - beginning of period	182	160
Franchises sold during the period	34	30
Franchises cancelled, terminated or repurchased during the period	(34)	(8)
Franchises in operation - end of period	182	182

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized.  When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced.  We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. In the year ended September 30, 2007 we reacquired franchise rights from three franchises. No franchise rights were reacquired in the year ended September 30, 2006.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchises voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue,” no fair value is assigned to these transactions. In the years ended September 30, 2007 and September 30, 2006, we repossessed 31 and 8 franchises, respectively.

Revenue Recognition.  Initial franchise fees are recognized as revenue upon the commencement of operations by the franchisee, which is when we have performed substantially all initial services required by the franchise agreement.  Unearned income represents franchise fees received for which we have not yet performed all of our initial obligations under the franchise agreement.  Such obligations, consisting mostly of training, are generally fulfilled within 60 days of receipt of the initial franchise fee.  Royalties and advertising fees are recognized as earned.

Franchisees place all orders for materials and supplies with us.  We review each proposed purchase order to determine whether the products can be made as requested, make any necessary changes, and then place the corresponding orders with our vendors.  Accordingly, we determine all product specifications.  While the products are shipped directly to the franchisees by the vendors, we receive title to the shipped items and have the physical risk of loss upon shipment.  We are liable to the vendors for payment and collect the amounts due for the goods from the franchisees.  We negotiate all pricing with the vendors and have the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin.  In addition, we are responsible to the franchisees for goods shipped by the vendors that do not meet specifications.  We have discretion in supplier selection.  Thus, we act as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represented approximately 65% and 72% of total revenue for the years ended September 30, 2007 and 2006, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of September 30, 2007, no impairment has been recorded.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  At this time, our operations are such that there are two primary areas of estimates and assumptions that could potentially have a material impact to the financial statements if significantly miscalculated.  These areas are the allowance for doubtful accounts and share-based compensation.

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed.  At September 30, 2007 and 2006, allowance for doubtful accounts receivable was $40,057 and $43,150, respectively.  The allowance for uncollectible notes receivable was $27,574 and $0 as of September 30, 2007 and September 30, 2006, respectively.

The potential risk of these estimates can be material to the financial statements, because the receivables are the largest assets on the balance sheet.  If we were to incur adjustments for write-offs that were not covered under the allowance it would be posted through operating expenses, and the offset would reduce the related receivables balance on the balance sheet.  Based on the average receivable balances for the last 24 months, if the estimate was significantly miscalculated it could have a negative impact of $50,000 to $100,000 to the financial statements.  We believe based on our knowledge and ongoing review that the risk of miscalculating to this level is low, barring any unforeseen economic downturn.

Share-based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from trading prices of the stock of a peer company.  For the years ended September 30, 2007 and 2006, share-based compensation was $237,000 and $11,955, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Variable Interest Entities.  The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (revised 2003), “Consolidation of Variable Interest Entities” and requires the primary beneficiary of a variable interest entity to consolidate that entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised window fashions retail operations.  We do not possess any ownership interests in franchise entities, other than one wholly-owned franchise which we owned and consolidated until its sale in July 2007 (see Item 6 – History and Overview). We do not generally provide financial support to the franchisees.  Management has reviewed the franchise entities and determined that, other than the former 100% owned franchise, we are not the primary beneficiary of the entities, and therefore, these entities have not been consolidated.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise 65% and 72% of total revenues for the years ended September 30, 2007 and September 30, 2006, respectively, the margin on these sales averages approximately 4%.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Year Ended September 30, 2007 as Compared to Year Ended September 30, 2006.  We sold 34 franchises for the year ended September 30, 2007, as compared to 30 for the year ended September 30, 2006, and also sold a significant amount of additional territory to existing franchisees in fiscal 2007, as reflected by the increase in sales of franchises of $580,830 (40%).  Our margin on sales of franchises was 44% for 2007, as compared to 45% for 2006.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  Approximately 88% of our sales of franchises are generated through brokers.  Other components of cost of franchise sales are the costs of training that we provide (such as lodging and travel expenses), equipment provided to the franchisee (laptop computer, printer and carrying case), books of fabric samples, and starter sets of marketing materials.  The decrease in margin on the sale of franchise units in 2007 was primarily the result of additional items we provided to new franchisees during the 2007 fiscal year.  These items included a business coaching program provided by a third party, an increased allotment of start-up marketing materials, and reimbursement of the franchisees’ marketing budget up to a certain amount.  There were also incremental increases in the cost of the other items we have always provided in conjunction with the purchase of a franchise.  The additional items were provided on a test basis and may not be continued through the current fiscal year.

In 2007, royalty fees and sales of materials and supplies decreased by $11,811 (1%) and $391,978 (7%), respectively.  We believe that the decrease is due to the general slowdown in the economy, especially with respect to the downturn in the housing market, and our efforts to eliminate under-performing franchises from the system.  The 34 franchises that we cancelled, repurchased or who left the system voluntarily, were replaced by newer franchises that will increase their revenue generation over time.

While our revenues increased by $177,041 (2%), our operating expenses increased by $518,320 (6%), resulting in the operating loss of $1,065,017 in 2007.

Selling, general and administrative expenses increased by $565,590 (28%), primarily due to an additional $225,000 of stock compensation expense,  approximately $31,000 in additional accounting expenses, approximately $72,000 for startup funding for Marketing Source International, LLC, approximately $25,000 in additional training expenses, $15,000 in moving expenses and approximately $190,000 for additional staffing.  Research and development costs were $426,069 in 2007, compared to $433,201 in 2006.  Bad debt expense increased by $21,169 (30%) in 2007.

Interest expense decreased by $9,620 (32%) in 2007, primarily due to $200,000 in bridge loans and $100,000 convertible debentures being converted to shares of common stock.  Interest accrued and paid on the bridge loans was $8,167 for 2007, compared to $17,932 for 2006. Also, the interest accrued and paid on the convertible debentures was $2,313 for 2007, compared to $8,875 for 2006. These reductions were partially offset by interest charged of approximately $7,000 on vendor payables, and draws on a line of credit.

As a result of the above, our net loss for the year ended September 30, 2007 was $1,014,351, as compared to a net loss of $732,205 for the year ended September 30, 2006, an increase in the net loss of $282,146.

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of September 30, 2007 and September 30, 2006 was 29 days and 36 days, respectively.  We have hired a new accounts receivable clerk and have modified our credit policies and procedures.  These changes include putting franchisees on hold, charging interest on past due invoices, and consistently sending out statements to all franchisees.  We have cancelled six franchise agreements in this new environment and have turned these balances over to collections.  The total dollar amount on these accounts is less than $38,000.  We anticipate that these changes should allow us to improve our DSO even more, thereby improving our cash flows, while reducing the amount of write-offs when compared to previous years.

At September 30, 2007.  At September 30, 2007, we had a working capital deficit of $366,059 as compared to a deficiency of $182,258 at September 30, 2006.  While our current assets decreased by $283,085, our current liabilities decreased by only $99,284.  The most significant decreases in current assets were with respect to accounts receivable, which decreased by $178,910, and cash, both non-restricted and restricted, which decreased by a total of $135,852.  The decrease in cash was due to our operating loss. The decrease in restricted cash was due primarily to increased advertising and marketing on behalf of our franchises.

The most significant increases in current liabilities were as a result of an increase in accounts payable and accrued expenses of $28,324 and borrowing $100,000 on a line of credit, which remained outstanding at September 30, 2007.  These increases were more than offset by the conversion of $200,000 in bridge loans to equity.

Unearned income, which represents franchise fees received for which we are performing our initial obligations under the franchise agreement, decreased by $3,346 from September 30, 2006.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for travel (up to $300) and pay lodging expenses for one person to attend the training as part of the franchise fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s proprietary software and non-proprietary software such as Microsoft Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

Note payable – other increased by $15,833 from September 30, 2006.  This note consists of the currently deferred portion of our rent obligation under an office lease entered into effective September 15, 2002.  Under the terms of the lease, the landlord deferred a portion of the monthly rent aggregating $140,000 over the period from September 15, 2002 to August 15, 2007.  The deferred portion is evidenced by a non-interest bearing promissory note, which is payable in cash or shares of our common stock at the option of the landlord.  We accrete the deferred portion of the monthly rent utilizing an imputed interest rate of 5.75%.  The balance at September 30, 2007 of $140,000 represents the remaining deferral and related imputed interest.

For the year ended September 30, 2007, we used cash of $571,722 for operating activities, as compared to $380,683 for the year ended September 30, 2006.  Financing activities provided cash of $435,783 in 2007, primarily through net proceeds from the sale of common stock of $341,608, and proceeds from a line of credit in the amount of $100,000.  In comparison, financing activities in 2006 provided cash of $456,227, from the sale of common stock and proceeds of a $200,000 bridge loan.

During the year ended September 30, 2007, holders of the $200,000 in bridge loans and $100,000 in convertible debentures converted their debt into equity.  A note payable to a commercial bank was completely satisfied at September 30, 2007.

Plan of Operations

We have recently completed a company-wide cost reduction program that we estimate will result in a monthly reduction of $55,000 in expenses and operating losses once the full effect of these measures is felt in January of 2008.

In October 2007, we sold the inventory and fixed assets of V2K Manufacturing to a third party.  This should result in a reduction of approximately $15,000 in consolidated monthly net operating losses and approximately $13,000 per month in negative cash flow, and an increase in revenue from margin on sales of material and supplies of approximately $5,000 per month.  V2K Manufacturing continues to act as the primary supplier of soft window treatments to Windows and its franchisees, but does so by managing strategic alliances with outside vendors.  Our long-term goal is to become a vertically integrated company by reacquiring soft product manufacturing capabilities, and acquiring or merging with a manufacturer of hard products.

We have also decreased the monthly operating expenses at V2K Technology by approximately $5,000 per month, through salary reductions and a reduction in personnel.  In addition, since the version of the software for custom window treatments that is licensed to V2K Window Fashions is now complete, the costs associated with maintaining that system should incrementally decrease.  We will continue to pursue licensing opportunities with synergistic manufacturers, distributors and retailers in the commercial and home décor markets, and will propose that any license agreements we enter into will include an upfront fee for software customization.  We anticipate that development of new platforms for our technology, primarily an e-commerce/web based version of the software and a kiosk application, will not commence until fiscal 2009.

At V2K Window Fashions we have reduced monthly operating expenses by approximately $30,000, primarily via reductions in personnel and scaling back some of the items we provide in conjunction with the purchase of V2K franchise.  We do not believe that this will impair our ability to sell franchises.  Beginning in fiscal 2007, we also commenced a process of eliminating under-performing franchisees from our system, which will in turn lead to a reduction in our costs to maintain that system.  This process will continue in fiscal 2008.

We believe that our quickest path to profitability is franchising, and thus our primary focus in fiscal 2008 will be on improving our execution of the franchise business model.  We estimate that sales of 3.5 franchise units per month, and retail sales by our franchisees of $1,000,000 per month, will break the consolidated entity even on a monthly basis beginning in January 2008.

Based on the cost reductions outlined above, and assuming we meet our projected results for both retail and franchise sales and maintain our current DSO on accounts receivable of 26 – 28 days, we anticipate that the company will have positive cash flow starting in January 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Additionally, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 requires that net income attributable to the parent and the noncontrolling interest be reported separately on the income statement and requires the noncontrolling interest in a subsidiary to be disclosed as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management currently does not expect that the adoption of SFAS No. 160 will have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.

Item 7.              Financial Statements

See the pages beginning with F-1.

Item 8.              Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.           Controls and Procedures

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

Item 8B.           Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our officers, directors and key employees are as follows:
Name	Age	Position
Victor J. Yosha	62	President, Chief Executive Officer, and Director
Gordon E. Beckstead	70	Chairman of the Board of Directors and Treasurer
Samuel Smith	41	Vice President
Jerry A. Kukuchka	40	Chief Financial Officer
R. J. Wittenbrink	72	Secretary, General Counsel and Director
Tom Grimm	61	Director
Carlyle Griffin	62	Director

The term of office of each director ends at the next annual meeting of our shareholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of shareholders, or when such officer’s successor is elected and qualifies.  Our last annual meeting of shareholders was held on September 21, 2005 in Lakewood, Colorado.

Victor J. Yosha has been our president and chief executive officer and a director since the inception of V2K Window Fashions in July 1996.  From 1994 to 1999, Mr. Yosha served initially as a consultant to, and later as the chief executive officer of, Pictures and Prices Corporation, a private corporation owned and controlled by Robert and Lynda Leo.  Pictures and Prices Corporation developed and distributed proprietary software technology for the window fashion industry.  From 1988 to 1994, Mr. Yosha and was president and chairman of Seattle Office Systems, Inc., a company which he co-founded to sell and service office equipment.  Seattle Office Systems eventually grew to 80 employees with revenues in excess of $6,000,000 annually and was sold to a company now known as Danka Business Systems PLC.  In 1970, Mr. Yosha co-founded American Office Equipment Company, Denver, Colorado, which sold and serviced office equipment.  He was president of that company until 1987.  That company eventually grew to 300 employees with annual revenues in excess of $25,000,000 and was one of the largest distributors of Minolta Copier products in the world.

Gordon E. Beckstead has been our chairman of the board of directors since May 2001.  He has been a business consultant since December 1984, providing financing and management advice.  From June 1984 to December 1986, Mr. Beckstead was the chairman of ATE, Inc., a long distance reseller based in Las Vegas, Nevada, with operations in Nevada, Idaho, Washington, and California.  In addition, he was a director of Citizens National Bank of Boise, Idaho, from April 1981 to December 1986.  From 1977 to 1984, Mr. Beckstead was a partner in an accounting firm which he founded.  Prior to 1977 he was a partner in the international accounting firm then known as Deloitte Haskins & Sells.  He received a bachelor’s degree from Utah State University in 1959.

Samuel Smith has been our vice president since March 2006.  From November 2001 to March 2006, he was our chief financial officer.  Mr. Smith came to us in November 2001 from the Horizons Real Estate Group, where he concentrated on brokering commercial loans, strategic planning, and website development.  From 1997 to 2000, Mr. Smith owned and operated a small business consulting firm that specialized in writing business plans and financing proposals for start-up entities.  Mr. Smith received his bachelor’s degrees in economics and political science from Middlebury College in 1988, and an MBA from the Johnson Graduate School of Management at Cornell University in 1996.

Jerry A. Kukuchka, CPA, became our chief financial officer in March 2006.  From August 2004 to January 2006, he was the director of accounting for LMC Resources, Inc., Denver, Colorado, a human resources outsourcing company with approximately 4,000 employees in 35 states.  Mr. Kukuchka provided consulting services in the areas of accounting and internal control documentation as an independent contractor from March 2004 to August 2004.  From June 1998 to February 2004, he was the VP Finance for PW Eagle (formerly Extrusion Technologies, Inc.), Denver, Colorado, where he was responsible for all financial reporting functions, budgeting, forecasting, and tax compliance requirements for a PVC pipe manufacturer with 3 plants and 300 employees.  He was the regional controller for Pinon Management, Inc., Lakewood, Colorado, from February 1997 to March 1998.  This company operated four nursing homes in the Denver area and had over 300 employees.  Mr. Kukuchka worked for a Denver area public accounting firm from October 1992 to June 1996.  He is a member of the Colorado Society of Certified Public Accountants and graduated from Metropolitan State College in 1989 with a bachelor’s degree in accounting.

R. J. Wittenbrink has been our secretary and general counsel since our inception and a director since April 1997.  Mr. Wittenbrink has been practicing law in the Denver, Colorado area since 1963.  During the last 25 years, he has concentrated both as an attorney and principal in the formation and operation of small business and real estate development.  Mr. Wittenbrink received a bachelor’s degree from St. Louis University in 1959 and a juris doctor law degree from the University of Denver in 1963.

Tom Grimm has been a director since March 2006, and the owner of a V2K Window Fashions franchise since May 2004.  Mr. Grimm currently sits on the Board of Directors of Naartjie children’s clothing store, and from March 2003 to March 2006 was the Chairman of the Board of Governors for Operation Smile.  From October 1998 to September 2002 he was Executive Vice President of Wal-Mart Stores, Inc. and President and CEO of Sam’s Club.  Prior to that Mr. Grimm served as President and CEO of the Pace Warehouse Club Division of Kmart Stores, Inc. in Denver, Colorado, and was the founder, President and CEO of Price Savers Wholesale Warehouse, Inc. in Salt Lake City, Utah.  Mr. Grimm is a graduate of Weber State University in Ogden, Utah.

Carlyle Griffin has been a director since October 2006.  Since his “retirement” in 1999, Mr. Griffin has started his own consulting firm and remains active in the business community.  During a thirty-one year career at IBM he held numerous marketing and marketing management positions, and managed a multi-state area for IBM Credit Corporation.  Mr. Griffin received his Bachelor of Science degree in Business Management from Penn State University in 1966, and an MBA from Penn Sate University in 1968.

No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

Messrs. Yosha and Beckstead may be deemed to be organizers and “control persons” of the Company, as those terms are in defined in the Securities Act of 1933.

Director Independence

As of the date of this report, our common stock is not listed on any exchange. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Tom Grimm and Carlyle Griffin are considered independent directors under the above definition.  We do not list that definition on our Internet website.

Conflicts of Interest

Our two non-officer directors, Tom Grimm and Carlyle Griffin, are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as directors of our company.  While these directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business, in terms of having adequate time to devote to the business of the company.  Messrs. Grimm and Carlyle devote less than 10% of their working in their roles as directors.  All of our officers devote 100% of their working time to V2K.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Item 10.            Executive Compensation

The table below sets forth the remuneration of our chief executive officer during our last two completed fiscal years (the years ended September 30, 2007 and September 30, 2006).  There were no other executive officers whose total annual salary and bonus equaled or exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonquali-fied Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Victor J. Yosha, President and CEO	2007 2006	50,000 60,000	-0- -0-	-0- -0-	58,997 (1) 37,454 (2)	-0- -0-	-0- -0-	-0- -0-	108,887 97,454
________________
(1)
The options were valued using the Black-Scholes stock option pricing model with the following assumptions: Expected option life-years:  3.00; Risk-free interest rate:  5.25%; Dividend yield:  0; Volatility:  0.68.

(2)
The options were valued using the Black-Scholes stock option pricing model with the following assumptions: Expected option life-years:  3.00 – 7.50; Risk-free interest rate:  5.125%; Dividend yield:  0; Volatility:  0.28.

Mr. Yosha was originally granted options to purchase 6,500,000 shares by V2K Window Fashions in July 2004.  Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms.  At the time of the replacement, options to purchase 2,500,000 shares had vested, options to purchase 2,000,000 shares vested in July 2006, and options to purchase 2,000,000 shares vested in July 2007.

We granted Mr. Yosha options to purchase 50,000 shares at $0.20 per share in May 2006 for his service as a director.  These options vested in May 2007 and are exercisable until May 2011.  In June 2006, we granted Mr. Yosha options to purchase 1,000,000 shares at $0.20 per share.  One-third of these options vested on June 30, 2007, one-third vest June 30, 2008 and the remaining one-third vest June 30, 2009.  These options are exercisable until June 30, 2011.  On August 9, 2007, we designated options to purchase 83,333 shares at $0.05 per share, that had previously been granted and reserved for anticipated growth, to Mr. Yosha.  35,715 of these options had already vested, and the remaining 47,618 vest one-fourth each annually beginning July 9, 2008.  These options exercisable until July 9, 2014.

Outstanding Equity Awards At Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number 0f Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Victor J. Yosha	6,500,000 50,000 333,333 35,715	-0- -0- 666,667 (1) 47,618 (2)	-0- -0- -0- -0-	0.05 0.20 0.20 0.05	07/09/2014 05/02/2011 06/30/2011 07/09/2014	N/A	N/A	N/A	N/A-
_______________
(1)	Half of these options vest on June 30, 2008, and the other half vests on June 30, 2009.
(2)	One quarter of these options vest annually beginning July 9, 2008.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Victor J. Yosha, whose compensation has been disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gordon E. Beckstead	-0-	-0-	61,151 (1)	-0-	-0-	-0-	61,151
Carlyle Griffin	-0-	-0-	5,387 (2)	-0-	-0-	-0-	5,387
Tom Grimm	-0-	-0-	1,517 (3)	-0-	-0-	-0-	1,517
R.J. Wittenbrink	-0-	-0-	8,340(4)	-0-	-0-	-0-	8,340
___________________
(1)
Mr. Beckstead was originally granted options to purchase 7,000,000 shares by V2K Window Fashions in July 2004. Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms. At the time of the replacement, options to purchase 2,666,670 shares had vested, options to purchase 2,166,670 shares vested in July 2006, and options to purchase 2,166,660 shares vested in July 2007. These options are exercisable at $0.05 per share until July 9, 2014. We granted Mr. Beckstead options to purchase 50,000 shares at $0.20 per share in May 2006 for his service as a director. These options vested on May 2, 2007 and are exercisable until May 2, 2011. On June 30, 2006, we granted Mr. Beckstead options to purchase 1,000,000 shares at $0.20 per share. One-third of these options vested on June 30, 2007, one-third vest June 30, 2008 and the remaining one-third vest June 30, 2009. These options are exercisable until June 30, 2011. On August 9, 2007, we designated options to purchase 83,333 shares at $0.05 per share, that had previously been granted and reserved for anticipated growth, to Mr. Beckstead. 35,715 of these options had already vested, and the remaining 47,618 vest one-fourth each annually beginning July 9, 2008. These options exercisable until July 9, 2014.

(2)
Mr. Griffin was originally granted options to purchase 1,250,000 shares by V2K Window Fashions in July 2004. Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms. At the time of the replacement, options to purchase 416,670 shares had vested, options to purchase 416,670 shares vested in July 2006, and options to purchase 416,660 shares vested in July 2007. These options are exercisable at $0.05 per share until July 9, 2014. We granted Mr. Griffin options to purchase 50,000 shares at $0.20 per share in October 2006 for his service as a director. These options vested on October 17, 2007 and are exercisable until October 17, 2011.

(3)	We granted Mr. Grimm options to purchase 50,000 shares at $0.20 per share on May 2, 2006 for his service as a director. These options vested on May 2, 2007 and are exercisable until May 2, 2011.
(4)
Mr. Wittenbrink was originally granted options to purchase 1,500,000 shares by V2K Window Fashions in July 2004. Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms. At the time of the replacement, options to purchase 500,000 shares had vested, options to purchase 500,000 shares vested in July 2006, and options to purchase 500,000 shares vested in July 2007. These options are exercisable at $0.05 per share until July 9, 2014. We granted Mr. Wittenbrink options to purchase 50,000 shares at $0.20 per share in May 2006 for his service as a director. These options vested on May 2, 2007 and are exercisable until May 2, 2011. On August 9, 2007, we designated options to purchase 83,333 shares at $0.05 per share, that had previously been granted and reserved for anticipated growth, to Mr. Wittenbrink. 35,715 of these options had already vested, and the remaining 47,618 vest one-fourth each annually beginning July 9, 2008. These options exercisable until July 9, 2014.

Employment Agreements

We do not have employment agreements with any of our executive officers.

Stock Option Plan

Our shareholders adopted the 2006 Stock Option Plan on March 31, 2006 that permits the granting of options to purchase up to 30,000,000 shares.  Options may be granted to officers, directors, employees, and consultants on a case-by-case basis.  This Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the Plan, except that no incentive stock option will be granted after March 31, 2016.

The 2006 Stock Option Plan is intended to (i) encourage ownership of shares by our employees and directors of and certain consultants to the company; (ii) induce them to work for the benefit of the company; and (iii) provide additional incentive for such persons to promote the success of the company.

The board of directors or committee may amend, suspend or discontinue the Plan at any time or from time to time; provided that no action of the board will cause incentive stock options granted under this Plan not to comply with Section 422 of the Internal Revenue Code unless the board specifically declares such action to be made for that purpose and provided further that without the approval of our shareholders, no such action may: (i) materially increase the maximum aggregate number of shares that may be issued under options granted pursuant to the Plan, (ii) materially increase the benefits accruing to Plan participants, or (iii) materially modify eligibility requirements for the participants.  Moreover, no such action may alter or impair any option previously granted under the Plan without the consent of the holder of such option.

The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations, stock splits or combinations.

Each option granted under the Plan will be evidenced by a written option agreement between us and the optionee.  The option price of any incentive stock option or non-qualified option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant.  “Fair Market Value” per share as of a particular date is defined in the Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the reporting system or, if none, the average of the closing bid and asked prices of our common stock in the over-the-counter market or, if such quotations are unavailable, the value determined by the board in its discretion in good faith.

The exercise period of incentive stock options or non-qualified options granted under the Plan may not exceed ten years from the date of grant thereof.  Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years.

To exercise an option, the optionee must pay the full exercise price in cash, by check or such other legal consideration as may be approved by the Committee.  Such other consideration may consist of shares of common stock having a fair market value equal to the option price, cashless exercise, a personal recourse note, or in a combination of cash, shares, cashless exercise and a note, subject to approval of the Committee.

An option may not be exercised unless the optionee then is an employee, consultant, officer, or director of our company or its subsidiaries, and unless the optionee has remained continuously as an employee, consultant, officer, or director of our company since the date of grant of the option.  If the optionee ceases to be an employee, consultant, officer, or director of our company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, consultant, officer or director of our company.

If the employee is terminated “for cause” (as that term is defined in the Plan), such employee’s options will terminate immediately on the date the optionee ceases employment or association.

If an optionee dies while an employee, consultant, officer or director of our company, or if the optionee’s employment, consultant, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee’s estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

As of September 30, 2007, 28,025,110 options were outstanding under the Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of November 30, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Victor J. Yosha 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	12,069,528 (2)	31.5%
Gordon E. Beckstead 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	12,176,668 (3)	31.4%
Robert & Lynda Leo 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	5,366,346 (4)	16.2%
R.J. Wittenbrink 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	4,100,755 (5)	12.4%
Center Seed Partners LLC 6915 E. Mountain Bush Circle Highlands, Colorado 80130	2,500,000	8.0%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Carlyle Griffin 16163 Canyon Wren Way Morrison, Colorado 80465	2,144,720 (6)	6.6%
Lea Blohm P.O. Box 3740 Parker, Colorado 80134	2,060,535 (7)	6.6%
Samuel Smith 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	977,719 (8)	3.1%
Tom Grimm 1895 Stone Hollow Drive Bountiful, Utah 84010	550,000 (9)	1.8%
Jerry A. Kukuchka 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	150,000 (10)	0.5%
All officers and directors as a group (7 persons)	32,169,390 (11)	63.7%
___________________
(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from December 17, 2007, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person. Percentages are based on 31,167,336 shares outstanding.

(2)	Includes 6,919,048 shares issuable upon the exercise of vested stock options and 250,000 shares issuable upon the exercise of warrants.
(3)	Includes 7,419,048 shares issuable upon exercise of vested stock options and 250,000 shares issuable upon exercise of warrants.
(4)	Includes 2,016,666 shares issuable upon vested stock options.
(5)	Includes 1,585,715 shares issuable upon the exercise of vested stock options and 250,000 shares issuable upon the exercise of warrants.
(6)	Includes 1,310,000 shares issuable upon exercise of vested stock options.
(7)	Incudes 250,000 shares issuable upon exercise of warrants.
(8)	Includes 907,719 shares issuable upon exercise vested stock options and 25,000 shares issuable upon the exercise of warrants.
(9)	Includes 50,000 shares issuable upon exercise of vested stock options and 250,000 shares issuable upon exercise of warrants.
(10)	Includes 50,000 shares issuable upon exercise of vested stock options and 50,000 shares issuable upon exercise of warrants.
(11)	Includes 18,241,530 shares issuable upon exercise of vested stock options and 1,075,000 shares upon the exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	12,180,660	$0.10	17,819,340
Equity compensation plans not approved by security holders	17,000,000	$0.05	-0-
Total	29,180,660	$0.07	17,819,340

Item 12.              Certain Relationships and Related Transactions, and Director Independence

None of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Promoters and Organizers. Gordon Beckstead and Victor J. Yosha may be deemed to be the organizers of V2K International, Inc. due to their role in organizing the business of the company and control persons due to their ownership of a significant percentage of voting securities.  Messrs. Beckstead and Yosha, together with all of the other shareholders of V2K Window Fashions, Inc., received 35 shares of V2K International common stock for every share of V2K Window Fashions preferred stock and 10 shares of V2K International common stock for every share of V2K Window Fashions common stock owned by them in April 2006 when V2K International acquired V2K Window Fashions.  In addition, they, together with all of the other holders of stock options in V2K Window Fashions, received replacement stock options from V2K International in this acquisition transaction.  Other transactions between us and Messrs. Beckstead and/or Yosha are described below.

Convertible Debentures.  In February 2005, Gordon Beckstead, an officer, director and principal shareholder, and one of our shareholders each loaned us $50,000 pursuant to the terms of a three-year convertible promissory note.  Interest accrues at the rate of one percent plus the prime rate as announced in the Wall Street Journal and is paid quarterly.  We paid Mr. Beckstead interest of $1,156 and $4,438 for the years ended September 30, 2007 and 2006, respectively.  The holders had the right to convert the notes at any time into shares of common stock at a price of $0.20 per share.  We agreed to register the shares issuable upon conversion.  On January 31, 2007, Mr. Beckstead and the other lender each converted their debentures into 250,000 shares of common stock.

Bridge Loan.  In January 2006, Gordon Beckstead, Victor J. Yosha, and R.J. Wittenbrink each loaned us $25,000 as part of a bridge loan we obtained in the aggregate amount of $200,000.  Messrs. Beckstead, Yosha and Wittenbrink are officer, directors, and principal shareholders of the company.  Their loans were made on the same terms as those received from non-affiliated third party lenders.  The associated loan agreement and promissory note called for quarterly interest payments in arrears at the rate of four percent plus the prime rate as published in the Money Rate Table of the Western Edition of the Wall Street Journal.  Repayment of the promissory note was to commence upon the earlier of (a) the completion of our private placement or (b) July 5, 2006.  At the option of the lenders, at any time prior to consummation of the private placement, the lenders could convert all or any of the principal amounts into the securities on the same terms as those offered in the private placement.  Upon the minimum portion of the private placement having been sold, the lenders were required to convert at least 50% of the note principal.  In August 2006, all of the lenders entered into an amendment to the loan agreement and promissory note, whereby they agreed to convert the entire amount of the note immediately prior to the closing of the private placement, so long as the minimum offering was sold.  We further agreed that if we had failed to close the private placement by January 5, 2007, we would repay half of the principal amount of the notes by January 31, 2007 and the remainder by applying $3,000 from the sale of each franchise until the notes were paid in full.  Messrs. Beckstead, Yosha and Wittenbrink agreed to defer repayment of their loans until the non-affiliated lenders had been paid.  In January 2007, all of the lenders extended the deadline for closing the private placement to January 31, 2007.

Effective January 31, 2007, all of the lenders, including Messrs. Beckstead, Yosha, and Wittenbrink, converted their loans into securities on the same terms as those offered in our private placement.  Each of Messrs. Beckstead, Yosha and Wittenbrink received 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock.  The warrants are exercisable at $0.50 per share until September 30, 2008.  We granted registration rights with respect to all of the shares purchased in the private placement.  Accordingly, the 125,000 shares issued to each of Messrs. Beckstead, Yosha and Wittenbrink were registered for resale.

For the years ended September 30, 2007 and 2006, we paid interest of $1,021 and $2,242, respectively to each of Messrs. Beckstead, Yosha and Wittenbrink, respectively.

We issued warrants to purchase an aggregate of 1,000,000 shares of common stock to all of the lenders when the loans were made.  The warrants are exercisable at $0.30 per share and expire January 5, 2009.  We granted piggyback registration rights (on a “best efforts” basis) with respect to the shares issuable upon exercise of these warrants.  The resale of these shares was registered in a registration statement that was declared effective in July 2007.

The table below summarizes the shares and warrants that were issued:

Lender	Amount of Loan	Warrants @ $0.30 Issued When Loans were Made	Shares Issued Upon Conversion of Loan	Warrants @ $0.50 Issued Upon Conversion of Loan
Gordon E. Beckstead	$25,000	125,000	125,000	125,000
Victor J. Yosha	$25,000	125,000	125,000	125,000
Robert J. Wittenbrink	$25,000	125,000	125,000	125,000
George A. Johnson	$50,000	250,000	250,000	250,000
John D. Kucera	$25,000	125,000	125,000	125,000
Robert M. Nieder	$50,000	250,000	250,000	250,000

Line of Credit.  In August 2007, we opened a line of credit with a commercial bank in the amount of $250,000.  The line of credit is collateralized with a first priority security interest in the personal property of V2K Window Fashions, and up to 125% of the amount is personally guaranteed by Messrs. Yosha, Beckstead and Wittenbrink.  Interest on the outstanding principal balance accrues at the bank’s prime rate and is payable monthly.  The line of credit is available until August 30, 2008, at which time any outstanding principal balance and accrued interest are due.  At September 30, 2007, we had drawn $100,000 against the line of credit.

Future Transactions.  All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Item 13.            Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (2)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (2)

Regulation S-B Number	Exhibit
10.5	Lease Agreement dated May 24, 2007 (3)
10.6	Wells Fargo Bank, N.A. Revolving Line of Credit dated August 28, 2007
10.7	Novation and Mutual/Partial Release and Promissory Note dated October 4, 2007
21	Subsidiaries of the registrant (1)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_________________
(1)	Filed as an exhibit to the initial filing of the registration statement on March 9, 2007.
(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on May 1, 2007.
(3)	Filed as an exhibit to the quarterly report on Form 10-QSB for the period ended June 30, 2007 on August 27, 2007.

Item 14.              Principal Accountant Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2006	$79,612	-0-	$8,495	-0-
2007	$94,675	-0-	$8,795	-0-

Pre-Approval Policies and Procedures

The Board of Directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole Board and are subject to review by our whole Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

Date: December 21, 2007	/s/ Victor J. Yosha
Victor J. Yosha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victor J. Yosha	President, Chief Executive Officer and Director	December 21, 2007
Victor J. Yosha	(Principal Executive Officer)

/s/ Jerry A. Kukuchka	Chief Financial Officer	December 21, 2007
Jerry A. Kukuchka	(Principal Financial Officer)

/s/ Gordon E. Beckstead	Director	December 21, 2007
Gordon E. Beckstead

Director
Carlyle Griffin

/s/ R.J. Wittenbrink	Director	December 21, 2007
R.J. Wittenbrink

Director
Tom Grimm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
V2K International, Inc.
Lakewood, Colorado

We have audited the consolidated balance sheets of V2K International, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of V2K International, Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                      /s/ Gordon, Hughes & Banks, LLP

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
December 11, 2007

V2K INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS	2007	2006
Cash and cash equivalents	$270,389	$330,547
Cash - restricted	42,289	117,983
Accounts receivable, net of allowance for
doubtful accounts of $40,057 (2007) and $43,150 (2006)	581,808	760,718
Current portion of notes receivable	117,999	75,787
Inventory	8,343	8,825
Prepaid expenses and other	91,151	101,204
Total Current Assets	1,111,979	1,395,064

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation of $264,433 (2007) and $213,882 (2006)	150,052	90,544

REACQUIRED FRANCHISE RIGHTS	43,459	-

NOTES RECEIVABLE - net of current portion	30,323	21,370

Total Assets	$1,335,813	$1,506,978

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,122,356	$1,094,032
Current portion of note payable - other	109,211	124,167
Current portion of capital lease obligations	3,642	-
Line of credit	100,000	-
Current portion of note payable - bank	-	12,948
Bridge loan	-	200,000
Unearned income	142,829	146,175
Total Current Liabilities	1,478,038	1,577,322

LONG TERM LIABILITIES
Capital lease obligations, net of of current portion	3,481	-
Note payable - other, net of current portion	30,789	-
Deferred rent	115,058	-
Convertible debentures	-	100,000
Total Long Term Liabilities	149,328	100,000
Total Liabilities	1,627,366	1,677,322

STOCKHOLDERS’ EQUITY
Subscriptions receivable (150,000 shares)	-	30,000
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 31,147,336 shares (2007) and
27,378,586 shares (2006)	31,147	27,379
Additional paid-in capital	1,982,455	1,077,617
Accumulated (deficit)	(2,305,155)	(1,305,340)
Total Stockholders' Equity (Deficit)	(291,553)	(170,344)

Total Liabilities and Stockholders' Equity (Deficit)	$1,335,813	$1,506,978

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	2007	2006
REVENUES
Sales of franchises	$2,044,822	$1,463,992
Royalty and advertising fees	835,824	847,635
Sales of materials and supplies	5,454,937	5,846,915
Total Revenues	8,335,583	8,158,542

OPERATING EXPENSES
Cost of franchise sales	1,144,283	799,277
Cost of materials and supplies	5,239,864	5,625,008
Research and development expenses	426,069	433,201
Selling, general and administrative expenses	2,590,384	2,024,794
Total Operating Expenses	9,400,600	8,882,280

(LOSS) FROM OPERATIONS	(1,065,017)	(723,738)

OTHER INCOME (EXPENSES)
Interest (expense)	(20,230)	(29,850)
Other income	62,564	21,383
(Loss) on disposition of assets	(690)	-
Gain on sale of LLC	19,179	-
Total Other Income (Expense)	60,823	(8,467)

NET (LOSS) BEFORE INCOME TAXES	(1,004,194)	(732,205)

PROVISION FOR INCOME TAX	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(1,004,194)	$(732,205)

(LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAX	$(10,157)	$-

NET (LOSS)	$(1,014,351)	$(732,205)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0338)	$(0.0281)

NET(LOSS) PER SHARE FROM DISCONTINUED
OPERATIONS	$(0.0003)	$-
Basic and diluted

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	30,000,774	26,094,657

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

					Additional	Subsciptions
	Preferred Stock		Common Stock		Paid-In	Receivable		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total

Balances, October 1, 2005	200,001	$ 200,001	13,569,040	$ 13,570	$ 602,635	-	$ -	$ (573,135)	$ 243,071

Issuance of common stock
in conjunction with the
re-capitalization of V2K
International, Inc.	-	-	5,391,811	5,392	-	-	-	-	5,392

Issuance of common stock
for services at $0.20 per share	-	-	71,500	71	14,229	-	-	-	14,300

Stock options issued as
compensation	-	-	-	-	4,300	-	-	-	4,300

Exercise of stock options
for cash at $0.05 per share	-	-	2,860	3	140	-	-	-	143

Recision of common stock
for cash at $0.30 per share	-	-	(116,660)	(117)	(34,883)	-	-	-	(35,000)

Sale of common stock for
cash at $0.20 per share	-	-	175,000	175	34,825	-	-	-	35,000

Warrants issued for services	-	-	-	-	7,655	-	-	-	7,655

Conversion of preferred stock
into common stock at $0.0286
per share	(200,001)	(200,001)	7,000,035	7,000	193,001	-	-	-	-

Sale of common stock for
cash at $0.20 per share	-	-	1,285,000	1,285	255,715	-	-	-	257,000

Subscriptions receivable	-	-	-	-	-	150,000	30,000	-	30,000

Net (loss)	-	-	-	-	-	-	-	(732,205)	(732,205)

Balances, September 30, 2006	-	-	27,378,586	27,379	1,077,617	150,000	30,000	(1,305,340)	(170,344)

Equity in entity no longer
consolidated	-	-	-	-	-	-	-	14,536	14,536

Balances, September 30, 2006
continuing entities	-	-	27,378,586	27,379	1,077,617	150,000	30,000	(1,290,804)	(155,808)

Sale of common stock for
cash at $0.20 per share, net
of offering costs of $82,413	-	-	2,268,750	2,268	369,338	(150,000)	(30,000)	-	341,606

Stock compensation expense	-	-	-	-	237,000	-	-	-	237,000

Conversion of bridge loan
into common stock at $0.20
per share	-	-	1,000,000	1,000	199,000	-	-	-	200,000

Conversion of debentures
into common stock at $0.20
per share	-	-	500,000	500	99,500	-	-	-	100,000

Net (loss)	-	-	-	-	-	-	-	(1,014,351)	(1,014,351)

Balances, September 30, 2007	-	$ -	31,147,336	$ 31,147	$1,982,455	-	$ -	$ (2,305,155)	$(291,553)

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,014,351)	$(732,205)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Depreciation and amortization	61,871	73,653
Bad debt provision	90,582	69,413
Rent expense satisfied with debt	15,833	27,000
Stock issued in re-capitalization	-	5,392
Stock issued for services	-	14,300
Stock compensation expense	237,000	11,955
Loss on disposition of assets	690	-
(Gain) on sale of LLC	(19,179)	-
Changes in assets and liabilities
Decrease (increase) in accounts receivable	88,328	(223,097)
Decrease (increase) in prepaid expenses and other	10,053	(49,628)
(Increase) decrease in notes receivable	(51,165)	43,173
Decrease in inventory	482	3,138
Increase in accounts payable and accrued expenses	28,323	311,549
Proceeds from deferred rent	26,616	-
Acquisition of franchises and interests therein	(43,459)	-
(Decrease) increase in unearned income	(3,346)	64,674

Net cash (used) by operating activities	(571,722)	(380,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of LLC	29,950	-
Purchase of property and equipment	(29,863)	(36,755)

Net cash provided (used) by investing activities	87	(36,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	-	143
Proceeds from sale of common stock	371,608	257,000
(Decrease) increase in subscriptions receivable	(30,000)	30,000
Proceeds from capital lease	8,961	-
Proceeds from bridge loan	-	200,000
(Payments) on capital lease obligation	(1,838)	(12,519)
Proceeds from line of credit	100,000	-
(Payments) on bank loan	(12,948)	(18,397)

Net cash provided by financing activities	435,783	456,227

NET INCREASE (DECREASE) IN CASH	(135,852)	38,789

CASH, BEGINNING OF PERIOD	448,530	409,741

CASH, END OF PERIOD	$312,678	$448,530

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended September 30, 2007 and September 30, 2006, the Company paid cash of $29,763 and $22,791, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended September 30, 2007, the Company: incurred $237,000 of stock compensation expense; converted $200,000 in bridge loans to 1,000,000 Units of a private placement, each Unit consisting of one share of common stock at $0.20 and one warrant to purchase one share of common stock at $0.50 (see Note 1 – Private Offering Memorandum and Note 8); converted $100,000 in debentures into 500,000 shares of common stock ($0.20 per share, see Note 10); entered into leaseholds for debt of $91,855; and acquired $8,961 of equipment on a capitalized lease.

During the year ended September 30, 2006, the Company issued 71,500 shares of common stock for services, valued at $14,300 and incurred $4,300 of stock compensation expense.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents at September 30, 2007 and September 30, 2006 consist of:

	2007	2006
Cash	$270,389	$330,547
Restricted cash (Note 1)	42,289	117,983
	$312,678	$448,530

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

Details of the Company’s subsidiaries as of September 30, 2007 are described below:

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

In April 2006, International, in a share for share exchange, acquired all issued and outstanding shares of Window’s preferred and common stock.  Shares of Window’s preferred and common stocks were exchanged for shares of common stock in International on a 1 for 35 basis and 1 for 10 basis, respectively. Windows sells and supports franchises in the residential and commercial window fashion industry.  Franchisees sell and install window treatments for retail and commercial clients using software licensed from Technology, training manuals, policies, procedures and knowledge.  Franchisees are located throughout the United States, in two Canadian provinces and in Aruba.

In August 2006, Windows opened its first company-owned franchise location, incorporated as Window Fashions Franchise LLC (“Franchise LLC”). In July 2007, the Windows sold 100% of its ownership interest in Franchise LLC to a third party. The Company has accounted for Franchise LLC as a discontinued operation (see Note 16).

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION (CONTINUED)

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

PRIVATE OFFERING MEMORANDUM

In a Private Offering Memorandum dated September 6, 2006, the Company began offering for sale 3,750,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, which are immediately detachable, at $0.20 per Unit pursuant to exemptions from registration contained in Section 3(b) and Rule 506 of Regulation D of the Securities Act of 1933 and the securities laws of certain states, for a total of $750,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share through September 30, 2008. All warrants are automatically redeemable by the Company at $0.001 if the common stock is then listed on a recognized stock exchange or trading at $1.00 per share for 20 consecutive trading days.

The minimum offering amount was $150,000, which was received and the escrow account was broken in the amount of $257,000 on September 29, 2006. As of September 30, 2006, the Company had received subscriptions totaling $287,000, including $15,000 from officers of the Company (see Note 14) and $30,000 for which the corresponding shares of common stock (150,000 shares) had not been issued.

On January 31, 2007, the Company closed the private placement, having sold 3,553,750 Units for $710,750 ($0.20 per unit), including $15,000 to officers of the Company (see Note 14).  As of  July 11, 2007, the SEC declared the Company’s Form SB-2 registration statement effective, registering the shares underlying the private placement for resale.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS

Franchise Overview

The Company currently supports independently owned franchises located in thirty-nine states, two provinces in Canada and Aruba. A summary of franchise activity is as follows:

	September 30, 2007	September 30, 2006
Franchises in operation - beginning of period	182	160
Franchises sold during the period	34	30
Franchises cancelled, terminated or repurchased during the period	(34)	(8)
Franchises in operation - end of period	182	182

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value.  In the twelve months ended September 30, 2007 the Company reacquired franchise rights from three franchises.  No franchise rights were reacquired in the twelve months ended September 30, 2006, and the nine months ended September 30, 2005.

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the twelve months ended September 30, 2007 and September 30, 2006, and the nine months ended September 30, 2005, the Company repossessed 31, 8 and 9 franchises, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 65% and 72% of total revenue for the years ended September 30, 2007 and September 30, 2006, respectively.

INVENTORY

Inventory is valued at the lower of cost, using the first in first out method, or market and consists of manufacturing materials and supplies.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation of equipment is provided by use of the straight-line method over the estimated useful lives of the related assets of three to five years. Leasehold improvements are amortized using the straight-line method over the life of the lease. Expenditures for replacements, renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of September 30, 2007, no impairment has been recorded.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use.  If assets are determined to be impaired, then the asset will be written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures. As of September 30, 2007, no impairment has been recorded.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Total advertising expense for the years ended September 30, 2007 and September 30, 2006 was $196,603 and $196,292, respectively. Advertising expense does not include expenditures on behalf of franchisees from the National/Regional/Local Advertising Fund (see Note 1 – Cash Equivalents).

INCOME TAXES

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of depreciation of equipment and allowance for uncollectible receivables.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the years ended September 30, 2007 and September 30, 2006 were $426,069 and $433,201, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITIES

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (revised 2003), “Consolidation of Variable Interest Entities” and requires the primary beneficiary of a variable interest entity to consolidate that entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity.

The primary entities in which the Company possesses a variable interest are franchise entities, which operate our franchised window fashions. The Company does not possess any ownership interests in franchise entities, other than one wholly-owned franchise which we owned and consolidated until its sale in July 2007 (see Note 1 – Organization and Note 16). The Company does not generally provide financial support to the franchises.  Management has reviewed the franchise entities and determined that, other than the former 100% owned franchise, the Company is not the primary beneficiary of the entities, and therefore, these entities have not been consolidated.

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

For the years ended September 30, 2007 and September 30, 2006 all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

SHARE BASED COMPENSATION

Prior to October 1, 2006, the Company accounted for its share based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Share-Based Compensation” (SFAS 123).  Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method.  Under that transition method, employee compensation cost of $237,000 was recognized in the year ended September 30, 2007. Results from prior periods have not been restated.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION (CONTINUED)

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company’s net (loss) per share for the year ended September 30, 2006 would have been increased to the pro forma amount indicated below:

2006
Net (loss) as reported	$(732,205)
Add stock based compensation included inreported net (loss)	11,955
Deduct stock based compensation expensedetermined under fair value method	(158,884)
Pro forma net (loss)	$(879,134)

Net (loss) per share
As reported
Basic and diluted	$(0.0281)
Pro forma
Basic and diluted	$(0.0337)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	2007	2006
Expected option life-years	3.00	3.00 – 7.50
Risk-free interest rate	5.25%	5.125%
Dividend yield	-	-
Volatility	68%	28%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2007 and September 30, 2006, there were no cash equivalents.

Cash at September 30, 2007 and September 30, 2006 includes $42,289 and $117,983, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

SHIPPING AND HANDLING FEES AND COSTS

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as an expense.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE

The carrying amount reported on the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

The carrying amounts of notes receivable approximate fair value as the effective rates for those instruments are comparable to market rates at year end.

Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, trade accounts receivable and notes receivable.

The Company maintains cash accounts at a single financial institution. At September 30, 2007, the Company had $57,758 on deposit in excess of the federally insured amount. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is minimal.

The Company has recorded trade accounts receivable from business operations. The Company periodically evaluates the collectibility of trade receivables and has provided an allowance for potentially uncollectible accounts.

The Company has recorded notes receivable from business operations.  The Company periodically evaluates the collectibility of its notes receivable and has provided an allowance for potentially uncollectible notes.

For the years ended September 30, 2007 and September 30, 2006, approximately 64% and 68%, respectively, of materials and supplies were acquired from three major vendors, the largest vendor’s activity representing 35% and 34%, respectively, of the total. The related accounts payable to the largest vendor was approximately $311,704 as of September 30, 2007, and $309,927 as of September 30, 2006.

SEGMENT REPORTING

SFAS 131, “Disclosures about Segment Reporting of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company and its subsidiaries operate in five industry segments, as disclosed in footnote 13.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consists of amounts due from franchisees for sale of merchandise at September 30, 2007 and September 30, 2006, as follows:

	2007	2006
Accounts receivable – trade	$621,865	$803,868
Less allowance for doubtful accounts	(40,057)	(43,150)
	$581,808	$760,718

The Company performs ongoing credit evaluations of its franchisees and has not required collateral or other forms of security for product sales or franchisee fees. The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The Company’s allowance for doubtful accounts decreased by $3,093 from September 30, 2006 to September 30, 2007, and the Company charged directly to operations $90,582 and $69,413 of uncollectible accounts in the years ended September 30, 2007 and September 30, 2006, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE (CONTINUED)

Notes receivable consists of balances due from franchisees. The notes are interest and non-interest bearing and are payable in monthly installments of $414 to $33,317, maturing at various dates through October 2009. The Company has recorded interest on the non-interest bearing notes, discounted at an imputed interest rate of 5.75%. At September 30, 2007 and September 30, 2006, notes receivable are comprised of:

	2007	2006
Notes receivable, fair value	$175,896	$97,157
Less allowance	(27,574)	-
	148,322	97,157
Less current portion	(117,999)	(75,787)
Long term portion	$30,323	$21,370

The Company performs ongoing credit evaluations of its creditors and has not required collateral or other forms of security for promissory notes. The Company maintains an allowance for potential losses based on its estimate of uncollectible amounts. The Company’s allowance for uncollectible notes receivable increased by $27,574 from September 30, 2006 to September 30, 2007.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and September 30, 2006 consists of the following:

	2007	2006
Furniture and equipment	$99,162	$85,262
Computer equipment	88,060	82,478
Software	86,490	85,229
Leasehold improvements	131,812	51,457
Assets under capital lease	8,961	-
	414,485	304,426

Less accumulated depreciation and amortization	(264,433)	(213,882)

	$150,052	$90,544

Depreciation and amortization expense for the years ended September 30, 2007 and September 30, 2006 was $61,871 and $73,653, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4 – NOTE PAYABLE - OTHER

Note payable – other at September 30, 2007 and September 30, 2006 consists of the currently deferred portion of the Company’s monthly rent obligation under an office lease entered into effective September 15, 2002. Under the terms of the lease, the landlord has deferred a portion of the monthly rent aggregating $140,000 over the period September 15, 2002 to August 15, 2007. The deferred portion is evidenced by a non-interest bearing promissory note. The note is payable in cash or shares of the Company’s common stock at the option of the holder. The Company accretes the deferred portion of the monthly rent utilizing an imputed interest rate of 5.75%. The note increased $15,833 and $27,000 during the years ended September 30, 2007 and September 30, 2006, respectively. The balance at September 30, 2007 and September 30, 2006 of $140,000 and $124,167, respectively, represents the accretion of the note.

Future minimum payments under the terms of the note are as follows:

Year ending September 30, 2008	$109,211
Year ending September 30, 2009	30,789
$140,000

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capitalized lease obligations at September 30, 2007 consist of a lease for office equipment, repayable in monthly installments of $316, and bearing an interest rate of 16.3%.

Future minimum payments on capitalized leases are as follows:

Year ending September 30, 2008	$4,477
Year ending September 30, 2009	3,796
8,273
Less amount representing interest	(1,150)
Present value of net minimum lease payments	7,123
Less current maturity	(3,642)
Long-term portion	$3,481

NOTE 6 – LINE OF CREDIT

In August 2007, the Company opened a line of credit with a commercial bank in the amount of $250,000. The line of credit is collateralized with a first priority security interest in the personal property of Windows, and up to 125% of the amount is personally guaranteed by officers of the Company (see Note 14). Interest on the outstanding principal balance accrues at the Prime Rate, as set by the bank, and is payable monthly. The line of credit is available until August 30, 2008, at which time any outstanding principal balance and accrued interest are due. There is no prepayment penalty on the principal balance.

At September 30, 2007, the Company had drawn $100,000 against the line of credit.

NOTE 7 – NOTE PAYABLE – BANK

In May 2004, the Company entered into a loan agreement with a commercial bank for equipment in the amount of $54,103. The loan was satisfied during the year ended September 30, 2007.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8 – BRIDGE LOAN

In January 2006, the Company issued $200,000 of convertible promissory notes for cash, including $75,000 to officers of the Company (see Note 14).  The notes require quarterly interest payments in arrears at the rate of four percent plus the prime rate as published in the Money Rate Table of the Western Edition of the Wall Street Journal. Repayment of the notes was to commence upon the earlier of (a) the completion of a private placement or (b) July 5, 2006.  If repayment were to commence pursuant to the completion of the private placement, the entire amount of the notes, except for any amounts that had been converted (see below) would be repaid from the proceeds of the private placement (see Note 5).  At the option of the lenders, at any time prior to the consummation of the private placement, the lenders could convert all or any of the principal amounts into the securities in the private placement.  Upon the minimum portion of the private placement having been sold, the lenders were required to convert at least fifty percent of the note into the private placement.

On January 31, 2007, the Company closed the private placement (see Note 1 – Private Offering Memorandum) and all of the bridge loan lenders converted the entire amount of the note into 1,000,000 units ($0.20 per unit), consisting of 1,000,000 shares of common stock and 1,000,000 warrants to purchase shares of common stock at $0.50 per share.

Interest accrued and paid on the bridge loan for the years ended September 30, 2007 and September 30, 2006 was $8,167 and $17,932, respectively.

The lenders were issued warrants to purchase a total of 1,000,000 shares of common stock in International at $0.30 per share. The warrants expire January 5, 2009. The Company granted piggyback registration rights (on a “best efforts” basis) with respect to the shares issuable upon exercise of these warrants. The fair value of the warrants was estimated as of the issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on a market price of $0.20 per share, zero dividends, expected volatility of 28% (as derived from an analysis of trading prices of the stock of a peer company), risk free interest rate of 6.00% and expected life of 1.5 years. The fair value of the warrants of $7,655 was included as other expense during the fiscal year ended September 30, 2006.  Included in the shares registered with the SEC on the Company’s Form SB-2 registration statement were the shares underlying these warrants.

NOTE 9 – DEFERRED RENT

In July 2007, the Company entered into a non-cancelable lease for office facilities (see Note 15 – Leasehold Commitments). The lease agreement contains a tenant improvement allowance of $108,570, of which the Company has capitalized $91,206 as leasehold improvements. The unused amount of $17,364 will be used as rent reduction for February and March 2008, in the amounts of $14,024 and $3,340, respectively. As of September 30, 2007, $88,442 of the capitalized leasehold improvements remains unamortized.  The Company recognizes a deferred rent liability for the utilized tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. The lease also contains a rent escalation clause. The Company records rental expense on a straight-line basis over the term of the lease, with $26,616 deferred as of September 30, 2007.  Total deferred rent at September 30, 2007 was $115,058.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 – CONVERTIBLE DEBENTURES

In 2005, the Company issued $100,000 of convertible debentures for cash, including $50,000 to an officer of the Company (see Note 14). The debentures have a three-year term maturing in February 2008, require quarterly interest only payments at the Wall Street Journal prime rate plus 1%, and are redeemable at the option of the Company in whole or in part prior to the due date.  The holder(s) of the convertible debentures have the option, at any time, to convert all or any portion of the debentures into common stock of the Company at $0.20 per share.

On January 31, 2007, the debenture holders converted $100,000 in debentures into 500,000 shares of common stock ($0.20 per share).

Interest accrued and paid on the debentures for the years ended September 30, 2007 and September 30, 2006 was $2,313 and $8,875, respectively.

NOTE 11– STOCKHOLDERS’ EQUITY

SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable at September 30, 2006 consist of 150,000 Units ($30,000) purchased pursuant to the Company’s private placement (see Note 1 – Private Offering Memorandum). Common stock was issued to satisfy the receivable upon closing of the private placement.

COMMON STOCK

During the year ended September 30, 2007, the Company: sold 2,268,750 shares of common stock for cash of $453,750 ($0.20 per share); accepted the conversion of a $200,000 bridge loan (see Note 8) into 1,000,000 shares of common stock ($0.20 per share); and accepted the conversion of $100,000 of convertible debentures (see Note 10) into 500,000 shares of common stock ($0.20 per share).

Prior to the share for share exchange with Windows (see Note 1 – Organization), the Company issued 5,391,811 shares of common stock in conjunction with the recapitalization of V2K International, Inc.

During the year ended September 30, 2006, the Company: issued 71,500 shares of common stock for services valued at $14,300 ($0.20 per share); issued 2,860 shares of common stock for the exercise of stock options for cash of $143 ($0.05 per share); accepted the recision of sale of 116,660 shares of common stock for cash of $35,000 ($0.30 per share); sold 175,000 shares of common stock for cash of $35,000 ($0.20 per share); issued 7,000,035 shares of common stock for the conversion of the Company’s preferred stock ($0.286 per share); and sold 1,285,000 shares of common stock for cash of $257,000 ($0.20 per share).

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

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company’s stock option plans as of September 30, 2007 and September 30, 2006, and changes during the years then ended is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of period	29,180,660	$0.069	29,925,660	$0.051

Granted	50,000	0.200	28,045,110	0.070

Exercised	-	-	(2,860)	0.050

Cancelled	(50,000)	0.140	(24,337,250)	0.050

Expired	-	-	(4,450,000)	0.057

Outstanding at end
of period	29,180,660	0.070	29,180,660	0.069

Options exercisable at
period end, option price
range $0.05 - $0.20	23,476,785	0.058	15,468,990	0.050

Weighted average remaining
contractual life of options
exercisable at period end	6.32		7.47

Weighted average of fair
value of options granted
during the period	$0.097		$0.070

Prior to October 1, 2006, the Company accounted for its share based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Share-Based Compensation” (SFAS 123).  Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method.  Under that transition method, the employee compensation cost of $237,000 recognized in the year ended September 30, 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

In the year ended September 30, 2007, 50,000 new options were issued under the Plan.

The calculated value of stock options granted under the Plan, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions:

2007
Expected option life-years	3.00
Risk-free interest rate	5.25%
Dividend yield	-
Volatility	68%

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended September 30, 2007 and September 30, 2006 is as follows:

	2007	2006

Federal	34%	34%
State	4%	4%
Net operating loss carryforward	-	-
Increase in valuation allowance	(38%)	(38%)
	-	-

At September 30, 2007, the Company had a net operating loss carryforward of approximately $1,800,000 that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2027.  A portion of the net operating loss carryovers begin expiring in 2019.

Deferred tax assets are as follows:

	2007	2006
Deferred tax asset due to net operating loss	$691,000	$421,000
Valuation allowance	(691,000)	(421,000)
	-	-

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 12 - INCOME TAXES (CONTINUED)

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at September 30, 2007 and September 30, 2006 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $270,000 and $258,000 for the years ended September 30, 2007 and September 30, 2006, respectively.

Effective October 1, 2007, the Company must adopt the provisions of Financial Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  Management does not believe the adoption will have a material impact on future results of operations.

NOTE 13 – SEGMENT INFORMATION

The Company and its subsidiaries (see Note 1 – Organization), operate in five industry segments. Parent Holding (International) provides the corporate vehicle for raising capital for the subsidiaries and fulfills the Company’s existence as a public reporting company; Windows sells and supports franchises in the residential and commercial window fashion industry; Technology develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers; Manufacturing manufactures soft product window treatments exclusively for Windows franchisees; and MSI acts as product development resource and sales agent for overseas window covering manufacturers.

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

During the years ended September 30, 2007 and September 30, 2006, inter-segment revenues were $558,088 and $647,704, respectively.  The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

There have been no material changes in the amount of assets of any operating segment since the last annual report.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

Segment information for the years ended September 30, 2007 and September 30, 2006 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2007	-	8,334,983	-	-	600	8,335,583
2006	-	8,158,542	-	-	-	8,158,542

Inter-segment revenues
2007	-	-	-	558,088	-	558,088
2006	-	-	-	647,704	-	647,704

Net (loss)
2007	(237,450)	(104,461)	(426,069)	(174,762)	(71,609)	(1,014,351)
2006	(1,399)	(541,855)	(110,084)	(78,867)	-	(732,205)

Identifiable assets (net)
2007	1,680,554	1,280,045	-	42,396	600	3,003,595
2006	1,089,096	1,401,032	-	91,011	-	2,581,139

Depreciation and amortization
charged to identifiable assets
2007	-	39,759	-	22,112	-	61,871
2006	-	53,977	-	19,676	-	73,653

Interest revenue
2007	-	22,837	-	-	-	22,837
2006	-	6,506	-	-	-	6,506

Interest expense
2007	-	19,988	-	242	-	20,230
2006	-	28,700	-	1,150	-	29,850

Reconciliation of segment totals to consolidated amounts:

	2007	2006
Total revenues for reportable segments	$8,893,670	$8,806,246
Elimination of inter-segment revenues	(558,088)	(647,704)
Total Consolidated Revenues	$8,335,583	$8,158,542

Reconciliation of segment totals to consolidated amounts (continued):

	2007	2006
Identifiable assets (net)	$3,003,595	$2,581,139
Elimination of intercompany assets	(1,667,782)	(1,074,161)
Total Consolidated Assets	$1,335,813	$1,506,978

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2007: officers of the Company personally guaranteed up to 125% of a line of credit with a commercial bank (see Note 6); $75,000 in bridge loans held by officers of the Company were converted into 375,000 shares of common stock ($0.20 per share) and 375,000 warrants to purchase shares of common stock at $0.50 per share (see Note 8); $50,000 in debentures held by an officer of the Company were converted into 250,000 shares of common stock ($0.20 per share) (see Note 10); and $65,000 in commissions related to sales of the Company’s private placement (see Note 1 – Private Offering Memorandum) were paid to an existing shareholder.

During the year ended September 30, 2006: $15,000 in subscriptions (see Note 1 – Private Offering Memorandum) were received from officers of the Company; 75,000 shares of common stock at $0.20 per share and 75,000 warrants to purchase shares of common stock at $0.50 per share were issued to officers of the Company for their participation in a private placement (see Note 1 – Private Offering Memorandum); and $75,000 in bridge loans (see Note 8) were issued to officers of the Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

LEASEHOLD COMMITMENTS

In July 2007 the Company entered into a non-cancelable lease for office facilities in Lakewood, Colorado.  The lease began August 1, 2007 and ends January 31, 2013.  The lease terms call for six months of free rent, followed by escalating rents over the life of the lease.  Minimum payments due under the lease are as follows:

Year ending September 30, 2008	$94,826
Year ending September 30, 2009	171,903
Year ending September 30, 2010	177,331
Year ending September 30, 2011	182,760
Year ending September 30, 2012	188,188
Thereafter	63,333
$878,341

OPERATING LEASE COMMITMENTS

The Company leases equipment under operating leases. The future minimum lease payments due under non-cancelable operating leases is as follows:

Year ending September 30, 2008	$7,260
Year ending September 30, 2009	7,260
Year ending September 30, 2010	7,260
Year ending September 30, 2011	7,260
Year ending September 30, 2012	5,746
$34,786

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

Under the terms of the member purchase agreement of Franchise LLC (see Note 1 – Organization and Note 16), the Company may be liable for an amount of any unsatisfied debt obligation that was incurred on behalf of Franchise LLC through July 31, 2007.  These potential contingent liabilities have been estimated to be approximately $22,500.

NOTE 16 – DISCONTINUED OPERATIONS

In July 2007, the Company divested its entire interest in Franchise LLC (see Note 1 – Organization). The Company has accounted for Franchise LLC as a discontinued operation. The Company accepted a promissory note in the amount of $29,950, bearing interest at 8%, with twenty-four monthly payments of $1,355 commencing in November 2007. The divestment resulted in a gain on the sale of $19,179.

The Company recorded a net loss from discontinued operations, net of tax, of $10,157 for the year ended September 30, 2007.

NOTE 17 – SUBSEQUENT EVENTS

In October 2007, the Company entered into an agreement amending the deferred portion of monthly rent obligations at its previous location (see Note 4).  The Novation and Mutual/Partial Release agreement provides that the landlord waive its conversion rights and the principal amount of the original non-interest bearing promissory note, and that the Company remit payment of $51,583 to the landlord and enter into a new promissory note in the amount of $92,367, bearing interest at 8%, with twelve monthly payments of $8,035 commencing in February 2008.

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the year ended September 30, 2007 is included in these consolidated financial statements. There has been no allowance posted for this transaction because the assets have been sold at cost, and there are no anticipated closing costs related to this transaction. Manufacturing has not been classified as a discontinued operation in these consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 13). Manufacturing continues to act as the primary supplier of soft window treatments to Windows and its franchisees, but does so by managing strategic alliances with outside vendors.