Form 10QSB
period 2007-12-31
V2K International Inc
filed 2008-02-14
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-141201
(Commission file number)

V2K INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	20-5614030 (IRS Employer Identification No.)

13949 West Colfax Avenue, Suite 250, Lakewood, Colorado 80401
(Address of principal executive offices)

(303) 202-1120
(Issuer’s telephone number)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 11, 2008 – 31,167,336 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2007	2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,245	$270,389
Cash - restricted	40,727	42,289
Accounts receivable, net	587,441	581,808
Current portion of notes receivable	85,296	117,999
Inventory	-	8,343
Prepaid expenses and other	140,255	91,151
Total Current Assets	854,964	1,111,979

PROPERTY AND EQUIPMENT, net	130,082	150,052

REACQUIRED FRANCHISE RIGHTS	43,459	43,459

NOTES RECEIVABLE - net of current portion	36,309	30,323

Total Assets	$1,064,814	$1,335,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,059,192	$1,122,356
Current portion of note payable - other	90,000	109,211
Current portion of capital lease obligations	3,740	3,642
Line of credit	220,806	100,000
Unearned income	139,800	142,829
Total Current Liabilities	1,513,538	1,478,038

LONG TERM LIABILITIES
Capital lease obligations, net of of current portion	2,663	3,481
Note payable - other, net of current portion	-	30,789
Deferred rent	155,772	115,058
Total Long Term Liabilities	158,435	149,328
Total Liabilities	1,671,973	1,627,366

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 31,167,336 shares (12/31/07) and
31,147,336 shares (09/30/07)	31,167	31,147
Additional paid-in capital	2,004,877	1,982,455
Accumulated (deficit)	(2,643,203)	(2,305,155)
Total Stockholders' Equity (Deficit)	(607,159)	(291,553)

Total Liabilities and Stockholders' Equity (Deficit)	$1,064,814	$1,335,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
REVENUES
Sales of franchises	$296,600	$326,000
Royalty and advertising fees	158,468	245,063
Sales of materials and supplies	1,187,154	1,469,760
Total Revenues	1,642,222	2,040,823

OPERATING EXPENSES
Cost of franchise sales	200,448	176,641
Cost of materials and supplies	1,109,417	1,418,960
Research and development expenses	90,567	109,860
Selling, general and administrative expenses	571,802	583,115
Total Operating Expenses	1,972,234	2,288,576

(LOSS) FROM OPERATIONS	(330,012)	(247,753)

OTHER INCOME (EXPENSES)
Interest (expense)	(5,293)	(8,927)
Other income	5,131	2,853
(Loss) on disposition of assets	(7,874)	-
Total Other Income (Expense)	(8,036)	(6,074)

NET (LOSS) BEFORE INCOME TAXES	(338,048)	(253,827)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	$(338,048)	$(253,827)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	31,164,003	27,873,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(338,048)	$(253,827)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation and amortization	11,997	19,895
Bad debt provision	12,007	10,396
Rent expense satisfied with debt	-	4,000
Stock issued for franchise rights	4,000	-
Stock compensation expense	18,442	64,585
Loss on disposition of assets	7,874	-
Changes in assets and liabilities
Decrease in restricted cash	1,562	58,392
(Increase) in accounts receivable	(17,640)	(37,993)
(Increase) in prepaid expenses and other	(49,104)	(21,456)
Decrease in notes receivable	40,544	8,739
Decrease (increase) in inventory	8,343	(784)
(Decrease) increase in accounts payable and accrued expenses	(63,164)	58,982
Increase in deferred rent	40,714	-
(Decrease) increase in unearned income	(3,029)	106,925

Net cash (used) provided by operating activities	(325,502)	17,854

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,728)	-

Net cash (used) by investing activities	(13,728)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	204,500
(Decrease) in subscriptions receivable	-	(8,000)
(Payments) on note payable - other	(50,000)	-
(Payments) on capital lease obligation	(720)	-
Proceeds from line of credit	120,806	-
(Payments) on bank loan	-	(4,790)

Net cash provided by financing activities	70,086	191,710

NET INCREASE (DECREASE) IN CASH	(269,144)	209,564

CASH, BEGINNING OF PERIOD	270,389	330,547

CASH, END OF PERIOD	$1,245	$540,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three month periods ended December 31, 2007 and December 31, 2006, the Company paid cash of $2,411 and $8,622, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended December 31, 2007, the Company sold the inventory and fixed assets of V2K Manufacturing (see Note 1 – Organization and Note 4) for a promissory note in the amount of $13,827 and incurred $18,442 of stock compensation expense.

During the three month period ended December 31, 2006, the Company incurred $64,585 of stock compensation expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006. International, through its subsidiary companies, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, sells and supports franchises in the residential and commercial window fashion industry, develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers, acts as a broker for the manufacturing of the resulting soft window treatment products and provides product development resources and acts as a sales agent for overseas window covering manufacturers.

International and subsidiaries are hereinafter collectively referred to as the “Company”.

Details of the Company’s subsidiaries as of December 31, 2007 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest held

V2K Window Fashions, Inc. (“Windows”)	Colorado corporation	Franchise sales and support	100%

V2K Technology, Inc. (“Technology”)	Colorado corporation	Development and licensing of software	100%

V2K Manufacturing, Inc. (“Manufacturing”)	Colorado corporation	Broker for manufacturing of soft window covering products	100%

Marketing Source International, LLC (“MSI”)	Colorado limited liability company	Product development and sales agent for overseas window covering manufacturers	100%

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION (CONTINUED)

In April 2006, Windows transferred legal ownership of Manufacturing and the related equity interest to International. Windows had acquired Manufacturing in January 2004. In October 2007, the Company sold the inventory and fixed assets of Manufacturing to a third party (see Note 4 - Sale of Assets of V2K Manufacturing.) Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

In July 2006, in order to further protect the intellectual property associated with the software and to facilitate future licensing agreements, the software and software development team formerly held by Windows were spun-off to form V2K Technology, Inc. Technology is a wholly owned subsidiary of International, and licenses a customized window fashions franchise software to Windows.

In April 2007, the Company formed MSI to generate revenues by acting as a product development resource and sales agent for overseas window covering manufacturers. To date MSI has engaged in only preliminary discussions with overseas window covering manufacturers. MSI is a wholly owned subsidiary of International.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without  audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2007, and the results of consolidated operations for the three month periods ended December 31, 2007 and 2006 and the consolidated cash flows for the three month periods ended December 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-QSB, and do not contain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2007 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended September 30, 2007 included in the Company’s Form 10-KSB on file with the SEC.

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

FRANCHISE OPERATIONS

Franchise Overview

At December 31, 2007, the Company had 174 independently owned franchises located in 39 states, the Canadian provinces of Alberta and Manitoba and Aruba.

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the three month periods ended December 31, 2007 and December 31, 2006 totaled 1 and 0, respectively.

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the three months ended December 31, 2007 and December 31, 2006, the Company repossessed 12 and 5 franchises, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of December 31, 2007, no impairment has been recorded.

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

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 72% of total revenue for the three months ended December 31, 2007 and December 31, 2006.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.” The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the three months ended December 31, 2007 and December 31, 2006, all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the three months ended December 31, 2007 and December 31, 2006 were $90,567 and $109,860, respectively.

ALLOWANCE FOR BAD DEBTS

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable. This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of the existing franchise base. The Company believes that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed. At December 31, 2007 and September 30, 2007, allowance for doubtful accounts was $36,720 and $40,057, respectively.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for all options and warrants issued. Under that transition method, employee compensation cost of $18,442 and $64,585 was recognized in the three months ended December 31, 2007 and December 31, 2006, respectively.

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	Three Months Ended	Three Months Ended
	December 31,	December 31
	2007	2006
Expected option life-years	2.25	3.00 – 7.50
Risk-free interest rate	4.25%	5.125%
Dividend yield	-	-
Volatility	61%	28%

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At December 31, 2007 and September 30, 2007, there were no cash equivalents.

Cash at December 31, 2007 and September 30, 2007 includes $40,727 and $42,289, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

RECENT PRONOUNCEMENTS

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 is not expected to have a material impact on the financial statements as the Company will continue to use the simplified method for developing estimates of the expected term of share options due to the lack of historical information in regards to the Company’s stock.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141(R), “Business Combinations”. SFAS 141(R) amends prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the guidance to be significant in its reporting obligations.

NOTE 2 - STOCKHOLDERS’ EQUITY

COMMON STOCK

During the three-month period ended December 31, 2007, the Company issued 20,000 shares of common stock to reacquire franchise rights valued at $4,000 ($0.20 per share).

During the three-month period ended December 31, 2006, the Company sold 1,022,500 shares of common stock for cash of $204,500 ($0.20 per share), pursuant to a Private Offering Memorandum dated September 6, 2006, that offered for sale 3,750,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for options and warrants issued. Under that transition method, the employee compensation cost of $18,442 and $64,585 recognized in the three months ended December 31, 2007 and December 31, 2006, respectively, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

For the three months ended December 31, 2007, 50,000 new options were issued under the Plan.

NOTE 3  – SEGMENT INFORMATION

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

Manufacturing acts as a broker for the manufacturing of soft product window treatments supplied to Windows and its franchisees; and MSI acts as product development resource and sales agent for overseas window covering manufacturers.

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

Windows derives its revenues from sales of franchises, royalty and sales of materials and supplies to franchisees. Manufacturing receives its income from acting as a broker for the manufacturing of soft product window treatments supplied to Window’s franchisees.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3 – SEGMENT INFORMATION (CONTINUED)

During the three months ended December 31, 2007 and December 31, 2006, inter-segment revenues were $123,508 and $158,297, respectively. The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

Segment information for the three months ended December 31, 2007 and December 31, 2006 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2007	-	1,642,222	-	-	-	1,642,222
2006	-	2,040,823	-	-	-	2,040,823

Inter-segment revenues
2007	-	-	-	123,508	-	123,508
2006	-	-	-	158,297	-	158,297

Net (loss)
2007	(38,633)	(160,726)	(90,567)	(42,217)	(5,905)	(338,048)
2006	(58,394)	(61,025)	(109,860)	(24,548)	-	(253,827)

Identifiable assets (net)
2007	1,626,862	1,015,292	-	5,545	600	2,648,299
2006	1,248,074	1,592,174	-	88,218	-	2,928,466

Depreciation and amortization
charged to identifiable assets
2007	-	11,412	-	585	-	11,997
2006	-	13,770	-	6,125	-	19,895

Interest revenue
2007	-	4,235	-	-	-	4,235
2006	-	1,853	-	-	-	1,853

Interest expense
2007	-	5,293	-	-	-	5,293
2006	-	8,786	-	141	-	8,927

Reconciliation of segment totals to consolidated amounts:

	2007	2006
Total revenues for reportable segments	$1,765,730	$2,199,120
Elimination of inter-segment revenues	(123,508)	(158,297)
Total Consolidated Revenues	$1,642,222	$2,040,823

	2007	2006
Identifiable assets (net)	$2,648,299	$2,928,466
Elimination of intercompany assets	(1,583,485)	(1,592,653)
Total Consolidated Assets	$1,064,814	$1,335,813

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the three month periods ended December 31, 2007 and December 31, 2006 is included in these condensed consolidated financial statements. The sale of assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these condensed consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 3). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In November 2007, Windows (see Note 1 – Organization) entered in a consulting agreement with Window Cover Service, LLC (“Service”). The agreement requires Windows to pay Service a monthly retainer of $140 on the first of each month for eighteen months commencing in January 2008, and $5,000 per month for consulting services for twelve months commencing in January 2008. Service may terminate the agreement, at its sole option, after six months.

CONTINGENCIES

Under the terms of the member purchase agreement of Franchise LLC (see Note 1 – Organization), the Company may be liable for any unsatisfied debt obligation that was incurred on behalf of Franchise LLC through July 31, 2007. These potential contingent liabilities have been estimated to be approximately $22,500.

NOTE 6 – SUBSEQUENT EVENTS

In January 2008, Windows (see Note 1 – Organization), executed a promissory note and security agreement for $150,000 in favor of officers of the Company. Interest accrues at the rate of 2% over the prime rate of interest as published in the Money Rate Table of the Western Edition of the Wall Street Journal and repayment of the note shall commence on the earlier of (a) International or Windows having obtained debt or equity financing of at least $500,000 or (b) October 1, 2008.  If the note is not paid from the proceeds of a financing, repayment will be made from the sale of franchises by Windows. In connection with this loan, Windows granted the lenders a subordinated security interest in its accounts receivable.

Item 2.        Management’s Discussion and Analysis or Plan of Operations

History and Overview

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006.  Through our wholly owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, we sell and support franchises in the residential and commercial window fashion industry, develop and license proprietary software that allows users to decorate windows for both residential and commercial customers, act as a broker for the manufacturing of the resulting soft window treatment products and provide product development resources and act as a sales agent for overseas window covering manufacturers.

Details of the Company’s subsidiaries as of December 31, 2007 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest Held

V2K Window Fashions, Inc. (“Windows”)	Colorado corporation	Franchise sales and support	100%

V2K Technology, Inc. (“Technology”)	Colorado corporation	Development and licensing of software	100%

V2K Manufacturing, Inc. (“Manufacturing”)	Colorado corporation	Broker for manufacturing of soft window covering products	100%

Marketing Source International, LLC (“MSI”)	Colorado limited liability company	Product development resource and selling agent for manufacturing sources	100%

In April 2006, in a share for share exchange, we acquired all issued and outstanding shares of Windows’ preferred and common stock in exchange for shares of common stock in International on a 1 for 35 basis and 1 for 10 basis, respectively.

In August 2006, Windows opened its first company-owned franchise location, incorporated as Window Fashions Franchise, LLC.  In July 2007, Windows sold 100% of its ownership interest in Window Fashions Franchise, LLC to a third party.

In April 2006, Windows transferred legal ownership of Manufacturing and the related equity interest to International.  Windows had acquired Manufacturing in January 2004.  In October 2007, we sold the inventory and fixed assets of Manufacturing to a third party.  Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

In July 2006, in order to further protect the intellectual property associated with the software and to facilitate future licensing agreements, the software and software development team formerly held by

Windows were spun-off to form Technology. Technology is a wholly owned subsidiary of International and licenses a customized window fashions franchise software to Windows.

In April 2007, we organized MSI to generate revenues by acting as a product development resource and sales agent for overseas window coverings manufacturers.  MSI has engaged in only preliminary discussions with overseas window coverings manufacturers as of the date of this filing.

Critical Accounting Policies

Franchise Operations – Overview.  Franchisees are required to pay us an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through us approved vendors and suppliers.

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the three month periods ended December 31, 2007 and December 31, 2006 totaled 1 and 0, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the three months ended December 31, 2007 and December 31, 2006, we repossessed 12 and 5 franchises, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. No impairment has been recorded as of either December 31, 2007 or December 31, 2006.

Revenue Recognition.  Initial franchise fees are recognized as revenue upon the commencement of operations by the franchisee, which is when we have performed substantially all initial services required by the franchise agreement.  Unearned income represents franchise fees received for which we have not yet performed all of our initial obligations under the franchise agreement.  Such obligations, consisting mostly of training, are generally fulfilled within 60 days of receipt of the initial franchise fee.  Royalty and advertising fees are recognized as earned.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At December 31, 2007 and September 30, 2007, allowance for doubtful accounts was $36,720 and $40,057, respectively.

The potential risk of these estimates can be material to the financial statements, because the receivables are the largest assets on the balance sheet.  If we were to incur adjustments for write-offs that were not covered under the allowance it would be recorded as bad debt expense in operating expenses, and the offset would reduce the related receivables balance on the balance sheet.  Based on the average receivable balances for the last 24 months, if the estimate was significantly miscalculated it could have a negative impact of $100,000 to $200,000 to the financial statements.  We believe based on our knowledge and ongoing review that the risk of miscalculating to this level is low, barring any unforeseen economic downturn.

Share Based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the three months ended December 31, 2007 and 2006, share-based compensation was $18,442 and $64,585, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise approximately 72% of total revenues, the margin on these sales ranges from 2% to no more than 10%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Three Months Ended December  31, 2007 as Compared to Three Months Ended December  31, 2006.  For the quarter ended December 31, 2007, sales of franchises decreased by $29,400 (9%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget.  Our gross margin on sales of franchises was 32% for 2007 and 46% for 2006.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended December 31, 2007, more of our sales were with the assistance of a broker when compared to the quarter ended December 31, 2006.

       For the 2007 period, royalty and advertising fees decreased by $86,595 (35%).  Sales of materials and supplies decreased by $282,606 (19%).  While there were roughly the same number of franchisees in operation during each period, retail sales by franchisees in 2007 appear to reflect a downturn in the housing market.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.

       While our revenues decreased by $398,601 (20%), our operating expenses decreased by only $316,342 (14%), resulting in an increase of $82,259 (33%) in loss from operations.

       Selling, general and administrative expenses decreased by $11,313 (2%), with the most significant decreases being in stock compensation expense (approximately $46,000) and payroll (approximately $26,000). Offsetting these decreases were increases in accounting fees (approximately $62,000) and rent expense (approximately $11,000).  Research and development expenses decreased by $19,293 (18%), primarily due to reductions in personnel.

       Interest expense decreased by $3,634 (41%) for the 2007 period, primarily due to the January 2007 conversion of a $200,000 bridge loan (incurred in January 2006) into equity.  However, we incurred a loss of $7,874 from the sale of the inventory and fixed assets in Manufacturing in the 2007 period.

       As a result of the above, our net loss for the quarter ended December 31, 2007 was $338,048 as compared to $253,827 for the comparable 2006 quarter, an increase of $84,221 (33%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of December 31, 2007 and

September 30, 2007 was 35 days and 29 days, respectively, as compared to 36 days at September 30, 2006.

As of December  31, 2007.  At December 31, 2007, we had a working capital deficit of $658,574, as compared to a deficiency of $366,059 at September 30, 2007.  While our current assets decreased by $257,015, our current liabilities increased by $35,500.  The most significant decrease in current assets was with respect to cash totaling $269,144, which was only partially offset by an increase in prepaid expenses of $49,104.  The decrease in cash was primarily due to our operating loss.

The most significant increase in current liabilities was the result of an increase of $120,806 in our draw against a line of credit, which more than offset decreases of $63,164 in accounts payable and accrued expenses and $3,029 in unearned income.

Unearned income represents franchise fees received for which we are performing our initial obligations under the franchise agreement.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for travel expenses for one person (up to $500) and pay lodging expenses for one person to attend the training as part of the franchisee fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s proprietary software and non-proprietary software such as Microsoft Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

Note payable – other decreased to $90,000 from $109,211 at September 30, 2007.  In October 2007, we entered into an agreement amending the deferred portion of monthly rent obligations at our previous location.  We remitted payment of $51,583 to the landlord and entered into a new promissory note in the amount of $92,367, bearing interest at 8%, with twelve monthly payments of $8,035 commencing in February 2008.

For the three months ended December 31, 2007, we used cash of $325,502 for operating activities, as compared to cash provided by operating activities of $17,854 for the comparable period in 2006.  The most significant factors in the increase were net changes of $122,146 in accounts payable and accrued expenses and $109,954 in unearned income.  Financing activities, principally the proceeds from our line of credit, provided cash of $120,806 in 2007.  In contrast, proceeds from the sale of common stock in a private placement provided cash of $204,500 in 2006.

 Plan of Operations

We have recently implemented a company-wide cost reduction program that we estimate will result in a monthly reduction of $55,000 in expenses and operating losses once the full effect of these measures is felt commencing in January of 2008.

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

At V2K Window Fashions we have reduced monthly operating expenses by approximately $30,000, primarily via reductions in personnel and reducing the cost of some of the items we previously provided in conjunction with the purchase of a V2K Franchise.  We do not believe that this will impair our ability to sell franchises.  Beginning in fiscal 2007, we also commenced a process of eliminating under-performing franchisees from our system, which will in turn lead to a reduction in our costs to maintain that system.  This process will continue in fiscal 2008.

We believe that our quickest path to profitability is franchising, and thus our primary focus in fiscal 2008 will be on improving our execution of the franchise business model.  We estimate that sales of 3.5 franchise units per month, and retail sales by our franchisees of $1,000,000 per month, is necessary for profitable future operations.

Recently Issued Accounting Pronouncements

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. We have adopted SAB 110 and will continue to use the simplified method for developing estimates of the expected term of share options due to the lack of historical information in regards to our stock.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141(R), “Business Combinations”. SFAS 141(R) amends prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the guidance to be significant in our reporting obligations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

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

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2007, we issued 20,000 shares of common stock to reacquire franchise rights valued at $4,000 and issued 50,000 new options under the 2006 Stock Option Plan.  No underwriters were used in the above stock transactions.  The registrant relied upon the exemption from registration contained in Section 4(2) as to both of the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in both of the above transactions.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

Not applicable

Item 6.           Exhibits

Regulation S-B Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	2006 Stock Option Plan (1)

10.2	Form of Franchise Agreement (2)

10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)

10.4	Office Lease and Note (2)

10.5	Promissory Note and Security Agreement dated January 28, 2008 (3)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Regulation S-B Number	Exhibit

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
________________
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007.
(2)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(3)	Filed as an exhibit to the registrant’s current report on Form 8-K dated January 28, 2008, file number 333-141201, filed January 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

February 11, 2008	By:	/s/ Victor J. Yosha
Victor J. Yosha
President and Chief Financial Officer

February 11, 2008	By:	/s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer