Form 10-Q
period 2008-03-31
V2K International Inc
filed 2008-05-13
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________

333-141201
(Commission file number)

V2K INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13949 West Colfax Avenue, Suite 250, Lakewood, Colorado 80401
(Address of principal executive offices)                                (Zip Code)

(303) 202-1120
(Registrant’s telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]Yes                      [  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,467,336 shares of Common Stock, $0.001 par value, as of April 30, 2008

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2008	September 30,
	(unaudited)	2007
CURRENT ASSETS
Cash and cash equivalents	$4,775	$270,389
Cash - restricted	47,488	42,289
Accounts receivable, net	553,597	581,808
Current portion of notes receivable	93,776	117,999
Inventory	-	8,343
Prepaid expenses and other	249,155	91,151
Total Current Assets	948,791	1,111,979

PROPERTY AND EQUIPMENT, net	122,933	150,052

REACQUIRED FRANCHISE RIGHTS	46,459	43,459

NOTES RECEIVABLE, net of current portion	11,843	30,323

Total Assets	$1,130,026	$1,335,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,044,298	$1,122,356
Current portion of note payable - other	77,479	109,211
Current portion of capital lease obligations	3,210	3,642
Line of credit	231,685	100,000
Notes payable - related parties	150,000	-
Unearned income	59,950	142,829
Total Current Liabilities	1,566,622	1,478,038

LONG TERM LIABILITIES
Capital lease obligations, net of of current portion	1,811	3,481
Note payable - other, net of current portion	-	30,789
Deferred rent	175,932	115,058
Total Long Term Liabilities	177,743	149,328
Total Liabilities	1,744,365	1,627,366

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 31,467,336 shares (03/31/08) and
31,147,336 shares (09/30/07)	31,467	31,147
Additional paid-in capital	2,116,817	1,982,455
Accumulated (deficit)	(2,762,623)	(2,305,155)
Total Stockholders' Equity (Deficit)	(614,339)	(291,553)

Total Liabilities and Stockholders' Equity (Deficit)	$1,130,026	$1,335,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
REVENUES
Sales of franchises	$439,877	$548,769	$736,477	$874,769
Royalty and advertising fees	153,453	212,655	311,921	457,718
Sales of materials and supplies	1,158,618	1,039,067	2,345,772	2,508,827
Total Revenues	1,751,948	1,800,491	3,394,170	3,841,314

OPERATING EXPENSES
Cost of franchise sales	220,568	325,424	421,016	502,065
Cost of materials and supplies	1,106,599	971,069	2,216,016	2,390,029
Research and development expenses	78,250	116,064	168,817	225,924
Selling, general and administrative expenses	470,122	613,552	1,041,924	1,196,667
Total Operating Expenses	1,875,539	2,026,109	3,847,773	4,314,685

(LOSS) FROM OPERATIONS	(123,591)	(225,618)	(453,603)	(473,371)

OTHER INCOME (EXPENSES)
Interest (expense)	(9,086)	(5,888)	(14,379)	(14,815)
Other income	13,257	2,983	18,388	5,836
Loss on disposition of assets	-	-	(7,874)	-
Total Other Income (Expense)	4,171	(2,905)	(3,865)	(8,979)

NET (LOSS) BEFORE INCOME TAXES	(119,420)	(228,523)	(457,468)	(482,350)

PROVISION FOR INCOME TAX	-	-	-	-

NET (LOSS)	$(119,420)	$(228,523)	$(457,468)	$(482,350)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0038)	$(0.0077)	$(0.0146)	$(0.0167)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	31,361,841	29,839,717	31,252,669	28,856,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(457,468)	$(482,350)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Depreciation and amortization	22,102	39,837
Bad debt provision	18,225	19,716
Rent expense satisfied with debt	-	8,000
Stock issued for franchise rights	4,000	-
Stock compensation expense	43,682	123,043
Loss on disposition of assets	7,874	-
Changes in assets and liabilities
(Increase) decrease in restricted cash	(5,199)	79,459
Decrease in accounts receivable	9,986	182,197
(Increase) in prepaid expenses and other	(71,004)	(30,641)
Decrease (increase) in notes receivable	56,530	(1,853)
Decrease (increase) in inventory	8,343	(2,794)
(Decrease) in accounts payable and accrued expenses	(78,058)	(192,125)
Increase in deferred rent	60,874	-
Acquisition of franchises and interest therein	(3,000)	-
(Decrease) in unearned income	(82,879)	(11,375)

Net cash (used) by operating activities	(465,992)	(268,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,684)	(12,482)

Net cash (used) by investing activities	(16,684)	(12,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	388,749
(Decrease) in subscriptions receivable	-	(30,000)
(Payments) on note payable - other	(62,521)	-
(Payments) on capital lease obligation	(2,102)	-
Proceeds from line of credit	131,685	-
Proceeds from notes payable - related parties	150,000	-
(Payments) on bank loan	-	(9,658)

Net cash provided by financing activities	217,062	349,091

NET (DECREASE) INCREASE IN CASH	(265,614)	67,723

CASH, BEGINNING OF PERIOD	270,389	330,547

CASH, END OF PERIOD	$4,775	$398,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six month periods ended March 31, 2008 and March 31, 2007, the Company paid cash of $9,039 and $17,166, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six month period ended March 31, 2008, the Company approved the issuance of 300,000 shares of common stock for services valued at $87,000 ($0.29 per share), sold the inventory and fixed assets of V2K Manufacturing (see Note 1 – Organization and Note 5) for a promissory note in the amount of $13,827 and incurred $43,682 of stock compensation expense.

During the six month period ended March 31, 2007, the Company incurred $123,043 of stock compensation expense.

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

Details of the Company’s subsidiaries as of March 31, 2008 are described below:

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

In April 2006, International, in a share for share exchange, acquired all issued and outstanding shares of Window’s preferred and common stock. Shares of Window’s preferred and common stock were exchanged for shares of common stock in International on a 1 for 35 basis and 1 for 10 basis, respectively. Windows sells and supports franchises in the residential and commercial window fashion industry. Franchisees sell and install window treatments for retail and commercial clients using software licensed from Technology, training manuals, policies, procedures and knowledge. Franchisees are located throughout the United States, in three Canadian provinces and in Aruba.

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

In April 2006, Windows transferred legal ownership of Manufacturing and the related equity interest to International. Windows had acquired Manufacturing in January 2004. In October 2007, the Company sold the inventory and fixed assets of Manufacturing to a third party (see Note 5 - Sale of Assets of V2K Manufacturing.) Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

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

LIQUIDITY AND BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without  audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2008, and the results of consolidated operations for the three and six month periods ended March 31, 2008 and 2007 and the consolidated cash flows for the six month periods ended March 31, 2008 and 2007. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2007 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended September 30, 2007 included in the Company’s Form 10-KSB on file with the SEC.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LIQUIDITY AND BASIS OF PRESENTATION (CONTINUED)

The Company incurred a net loss of $457,468 for the six months ended March 31, 2008 and has incurred significant net losses since inception. Management believes that over time revenues from franchising will allow the Company to become profitable, based upon management’s projections and budgets. The Company has implemented various programs to strengthen the performance of its franchises, including the launch of a kiosk marketing program that is designed to generate more sales leads for its franchise base. If successful, this program would result in more sales revenues for the franchises and thus more royalty income for the Company.  This would also help the Company in selling more franchises. In addition, the Company has also implemented cost reduction measures to improve its operating results.

In the near-term, external sources of capital will be needed to implement marketing programs and augment working capital. In April 2008, the Company executed a promissory note for $50,000 in favor of officers of the Company (see Note 7). If business operations do not result in increased revenues, the Company’s business viability, financial position, results from operations and cash flow will likely be adversely affected, and management may elect to raise additional money.

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

FRANCHISE OPERATIONS

Franchise Overview

At March 31, 2008, the Company had 175 independently owned franchises located in 39 states, the Canadian provinces of Alberta, British Colombia and Manitoba and Aruba. Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the six month periods ended March 31, 2008 and March 31, 2007 totaled 1 and 2, respectively. The total amounts paid to reacquire franchise rights in six month periods ended March 31, 2008 and March 31, 2007 were $3,000 and $25,000, respectively.

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the six months ended March 31, 2008 and March 31, 2007, the Company repossessed 19 and 12 franchises, respectively.

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of March 31, 2008, no impairment has been recorded.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 66% of total revenue for the three months ended March 31, 2008, 58% of total revenue for the three months ended March 31, 2007, 69% of total revenue for the six months ended March 31, 2008 and 65% of total revenue for the six months ended March 31, 2007.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.” The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the three and six month periods ended March 31, 2008 and March 31, 2007, all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the three months ended March 31, 2008 and March 31, 2007 were $78,250 and $116,064, respectively, and for six months ended March 31, 2008 and March 31, 2007 were $168,817 and $225,924, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR BAD DEBTS

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable. This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of the existing franchise base. The Company believes that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed. At March 31, 2008 and September 30, 2007, allowance for doubtful accounts was $40,876 and $40,057, respectively.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for all options and warrants issued. Under that transition method, employee compensation cost of $22,240 and $58,372 was recognized in the three months ended March 31, 2008 and March 31, 2007, respectively, and $43,682 and $123,043 was recognized in the six months ended March 31, 2008 and March 31, 2007, respectively.

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2008	2007
Expected option life-years	3.00 - 5.00	3.00
Risk-free interest rate	2.33% - 2.87%	5.25%
Dividend yield	-	-
Volatility	95% - 106%	28%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At March 31, 2008 and September 30, 2007, there were no cash equivalents.

Cash at March 31, 2008 and September 30, 2007 includes $47,488 and $42,289, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

NOTE 2 – NOTE PAYABLE – RELATED PARTIES

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

NOTE 3 - STOCKHOLDERS’ EQUITY

COMMON STOCK

During the six-month period ended March 31, 2008, the Company authorized the issuance of 300,000 shares of common stock for services valued at $87,000 ($0.29 per share) and issued 20,000 shares of common stock to reacquire franchise rights valued at $4,000 ($0.20 per share).

During the six-month period ended March 31, 2007, the Company sold 2,268,750 shares of common stock for cash of $453,750 ($0.20 per share), pursuant to a Private Offering Memorandum dated September 6, 2006, that offered for sale 3,750,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for options and warrants issued. Under that transition method, the employee compensation cost of $43,682 and $123,043 recognized in the six months ended March 31, 2008 and March 31, 2007, respectively, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

For the six months ended March 31, 2008, 110,000 new options were issued under the Plan.

NOTE 4  – SEGMENT INFORMATION

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

During the six months ended March 31, 2008 and March 31, 2007, inter-segment revenues were $226,194 and $296,447, respectively. The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4  – SEGMENT INFORMATION (CONTINUED)

Segment information for the six months ended March 31, 2008 and March 31, 2007 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2008	-	3,394,170	-	-	-	3,394,170
2007	-	3,841,314	-	-	-	3,841,314

Inter-segment revenues
2008	-	-	-	226,194	-	226,194
2007	-	-	-	296,447	-	296,447

Net (loss)
2008	(94,953)	(135,968)	(168,817)	(51,825)	(5,905)	(457,468)
2007	(117,633)	(70,007)	(225,924)	(68,786)	-	(482,350)

Identifiable assets (net)
2008	1,682,782	958,841	-	18,016	600	2,660,239
2007	1,709,541	1,239,800	-	79,328	-	3,028,669

Depreciation and amortization
charged to identifiable assets
2008	-	21,517	-	585	-	22,102
2007	-	27,540	-	12,297	-	39,837

Interest revenue
2008	-	11,553	-	181	-	11,734
2007	-	4,640	-	-	-	4,640

Interest expense
2008	-	14,379	-	-	-	14,379
2007	-	14,592	-	223	-	14,815

Reconciliation of segment totals to consolidated amounts:

	March 31, 2008	March 31, 2007
Total revenues for reportable segments	$3,620,364	$4,137,761
Elimination of inter-segment revenues	(226,194)	(296,447)
Total Consolidated Revenues	$3,394,170	$3,841,314

	March 31, 2008	March 31, 2007
Identifiable assets (net)	$2,660,239	$3,028,669
Elimination of intercompany assets	(1,530,213)	(1,692,856)
Total Consolidated Assets	$1,130,026	$1,335,813

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 5 – SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the six month periods ended March 31, 2008 and March 31, 2007 is included in these condensed consolidated financial statements. The sale of assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these condensed consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 4). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

In April 2008, Windows (see Note 1 – Organization), executed a promissory note and security agreement for $50,000 in favor of officers of the Company. Interest accrues at the rate of 2% over the prime rate of interest as published in the Money Rate Table of the Western Edition of the Wall Street Journal and repayment of the note shall commence on the earlier of (a) International or Windows having obtained debt or equity financing of at least $500,000 or (b) October 1, 2008.  If the note is not paid from the proceeds of a financing, repayment will be made from the sale of franchises by Windows. In connection with this loan, Windows granted the lenders a subordinated security interest in its accounts receivable.

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

Details of the Company’s subsidiaries as of March 31, 2008 are described below:

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

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the six month periods ended March 31, 2008 and March 31, 2007 totaled 1 and 2, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the six months ended March 31, 2008 and March 31, 2007, we repossessed 19 and 12 franchises, respectively.  The total amounts paid to reacquire franchise rights in six month periods ended March 31, 2008 and March 31, 2007 were $3,000 and $25,000, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. No impairment has been recorded as of either March 31, 2008 or March 31, 2007.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At March 31, 2008 and September 30, 2007, allowance for doubtful accounts was $40,876 and $40,057, respectively.

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

Share Based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the six months ended March 31, 2008 and 2007, share-based compensation was $43,682 and $123,043, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise approximately 69% of total revenues, the margin on these sales ranges from 2% to no more than 10%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007.  For the quarter ended March 31, 2008, sales of franchises decreased by $108,892 (20%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget.  Our gross margin on sales of franchises was 50% for 2008 and 41% for 2007.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended March 31, 2008, fewer of our sales were with the assistance of a broker when compared to the quarter ended March 31, 2007.

       For the 2008 period, royalty and advertising fees decreased by $59,202 (28%).  Sales of materials and supplies increased by $119,551 (12%).  While there were roughly the same number of franchisees in operation during each period, retail sales by franchisees in 2008 appear to reflect a downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products. Also, in an effort to stimulate franchise sales we have issued more royalty credits in 2008 than comparable period of 2007.

       While our revenues decreased by $48,543 (3%), our operating expenses decreased by $150,570 (7%), resulting in a reduction of $102,027 (45%) in loss from operations.

       Selling, general and administrative expenses decreased by $143,430 (23%), with the most significant decreases being in stock compensation expense (approximately $34,000), payroll (approximately $61,000), a decrease in training expense (approximately $25,000) and a decrease in accounting fees of (approximately $16,000). Research and development expenses decreased by $37,814 (33%), primarily due to reductions in personnel.

       Interest expense increased by $3,198 (54%) for the 2008 period, primarily due to additional draws of $131,685 on the line of credit and the addition of a $150,000 note from related parties.

       As a result of the above, our net loss for the quarter ended March 31, 2008 was $119,420 as compared to $228,523 for the comparable 2007 quarter, a decrease of $109,103 (48%).

Six Months Ended March 31, 2008 as Compared to Six Months Ended March 31, 2007.  For the six months ended March 31, 2008, sales of franchises decreased by $138,292 (16%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget.  Our gross margin on sales of franchises was 43% for 2008 and 43% for 2007.

       For the 2008 period, royalty and advertising fees decreased by $145,797 (32%).  Sales of materials and supplies decreased by $163,055 (7%).  While there were roughly the same number of franchisees in operation during each period, retail sales by franchisees in 2008 appear to reflect a downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products. Also, in an effort to stimulate franchise sales we have issued more royalty credits in 2008 than comparable period of 2007.

       While our revenues decreased by $447,144 (12%), our operating expenses decreased by $466,912 (11%), resulting in a reduction of $19,768 (4%) in loss from operations.

       Selling, general and administrative expenses decreased by $154,743 (13%), with the most significant decreases being in stock compensation expense (approximately $79,000), payroll (approximately $69,000), a decrease in training expense (approximately $25,000) , this decrease was partially offset by an increase in accounting fees of (approximately $46,000). Research and development expenses decreased by $57,107 (25%), primarily due to reductions in personnel.

      Other income increased by $12,552 (215%), primarily due to the increase in interest income charged on delinquent accounts receivable.  This increase offset the loss on disposition of assets of $7,874 incurred during the 2008 period, resulting from the sale of assets of Manufacturing.

       As a result of the above, our net loss for the six months ended March 31, 2008 was $457,468 as compared to $482,350 for the comparable 2007 related period, a decrease of $24,882 (5%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

 We incurred a net loss of $457,468 for the six months ended March 31, 2008 and have incurred significant net losses since inception. Management believes that over time revenues from franchising will allow the us to become profitable, based upon management’s projections and budgets. We have implemented various programs to strengthen the performance of our franchises, including the launch of a kiosk marketing program that is designed to generate more sales leads for our franchise base. If successful, this program would result in more sales revenues for our franchises and thus more royalty income.  This would also help us in selling more franchises. In addition, we have also implemented cost reduction measures to improve its operating results.

In the near-term, external sources of capital will be needed to implement marketing programs and augment working capital. In April 2008, we executed a promissory note for $50,000 in favor of officers of the Company. If business operations do not result in increased revenues, our business viability, financial position, results from operations and cash flow will likely be adversely affected, and management may elect to raise additional money.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of March 31, 2008 and September 30, 2007 was 31 days and 29 days, respectively, as compared to 36 days at September 30, 2006.

As of March 31, 2008.  At March 31, 2008, we had a working capital deficit of $617,831, as compared to a deficiency of $366,059 at September 30, 2007.  While our current assets decreased by

$163,188, our current liabilities increased by $88,584.  The most significant decrease in current assets was with respect to cash totaling $265,614, which was only partially offset by an increase in prepaid expenses of $158,004.  The decrease in cash was primarily due to our operating loss.

The most significant increases in current liabilities were the result of an increase of $131,685 in our draw against a line of credit, and proceeds from a $150,000 note payable to related parties, which were partially offset by decreases of $78,058 in accounts payable and accrued expenses and $82,879 in unearned income.

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

Note payable – other decreased to $77,479 from $109,211 at September 30, 2007.  In October 2007, we entered into an agreement amending the deferred portion of monthly rent obligations at our previous location.  We remitted payment of $51,583 to the landlord and entered into a new promissory note in the amount of $92,367, bearing interest at 8%, with twelve monthly payments of $8,035 commencing in February 2008.

For the six months ended March 31, 2008, we used cash of $465,992 for operating activities, as compared to cash used by operating activities of $268,886 for the comparable period in 2007.  The most significant factors in the increase were net changes of $78,058 in accounts payable and accrued expenses and $82,879 in unearned income.  Financing activities, principally the proceeds from a note to related parties of $150,000 and a draw of $131,685 against our line of credit, provided cash of $217,062 in 2008.  In contrast, proceeds from the sale of common stock in a private placement provided cash of $388,749 in 2007.

Recently Issued Accounting Pronouncements

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The forward-looking comments contained in this discussion involve risks and uncertainties.  Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.    Controls and Procedures

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

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, we authorized the issuance of 300,000 shares of common stock for services valued at $87,000 and issued 110,000 new options under the 2006 Stock Option Plan.  No underwriters were used in the above stock transactions.  The registrant relied upon the exemption from registration contained in Section 4(2) as to both of the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in both of the above transactions.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (2)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (2)
10.5	Promissory Note and Security Agreement dated January 28, 2008 (3)
10.6	Promissory Note and Security Agreement dated April 30, 2008 (4)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Regulation S-K Number	Exhibit
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_______________
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007
(2)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(3)	Filed as an exhibit to the registrant’s current report on Form 8-K dated January 28, 2008, file number 333-141201, filed January 30, 2008.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated April 30, 2008, file number 333-141201, filed May 5, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V2K INTERNATIONAL, INC.

May 12, 2008	By:	/s/ Victor J. Yosha
Victor J. Yosha
President and Chief Executive Officer

May 12, 2008	By:	/s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer