Form 10-Q
period 2008-06-30
V2K International Inc
filed 2008-08-14
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
[  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,467,336 shares of Common Stock, $0.001 par value, as of June 30, 2008

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,
	2008	September 30,
	(unaudited)	2007
CURRENT ASSETS
Cash and cash equivalents	$7,787	$270,389
Cash - restricted	54,419	42,289
Accounts receivable, net	566,130	581,808
Current portion of notes receivable	49,535	117,999
Inventory	-	8,343
Prepaid expenses and other	206,762	91,151
Total Current Assets	884,633	1,111,979

PROPERTY AND EQUIPMENT, net	116,516	150,052

REACQUIRED FRANCHISE RIGHTS	76,409	43,459

NOTES RECEIVABLE, net of current portion	22,925	30,323

Total Assets	$1,100,483	$1,335,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$999,812	$1,122,356
Current portion of note payable - other	54,774	109,211
Current portion of capital lease obligations	3,343	3,642
Line of credit	250,000	100,000
Notes payable - related parties	370,000	-
Unearned income	66,179	142,829
Total Current Liabilities	1,744,108	1,478,038

LONG TERM LIABILITIES
Capital lease obligations, net of of current portion	924	3,481
Note payable - other, net of current portion	-	30,789
Deferred rent	169,640	115,058
Total Long Term Liabilities	170,564	149,328
Total Liabilities	1,914,672	1,627,366

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 31,467,336 shares (06/30/08) and
31,147,336 shares (09/30/07)	31,467	31,147
Additional paid-in capital	2,136,748	1,982,455
Accumulated (deficit)	(2,982,404)	(2,305,155)
Total Stockholders' Equity (Deficit)	(814,189)	(291,553)

Total Liabilities and Stockholders' Equity (Deficit)	$1,100,483	$1,335,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Sales of franchises	$191,450	$517,207	$927,927	$1,391,976
Royalty and advertising fees	147,721	178,875	459,642	636,593
Sales of materials and supplies	1,105,818	1,608,160	3,451,590	4,116,987
Total Revenues	1,444,989	2,304,242	4,839,159	6,145,556

OPERATING EXPENSES
Cost of franchise sales	129,284	263,436	550,300	765,501
Cost of materials and supplies	1,035,919	1,521,291	3,251,935	3,911,320
Research and development expenses	74,165	98,838	242,982	324,762
Selling, general and administrative expenses	422,767	669,713	1,464,691	1,866,380
Total Operating Expenses	1,662,135	2,553,278	5,509,908	6,867,963

(LOSS) FROM OPERATIONS	(217,146)	(249,036)	(670,749)	(722,407)

OTHER INCOME (EXPENSES)
Interest (expense)	(11,883)	(2,048)	(26,262)	(16,863)
Other income	9,248	14,062	27,636	19,898
Loss on disposition of assets		(510)	(7,874)	(510)
Total Other Income (Expense)	(2,635)	11,504	(6,500)	2,525

NET (LOSS) BEFORE INCOME TAXES	(219,781)	(237,532)	(677,249)	(719,882)

PROVISION FOR INCOME TAX	-	-	-	-

NET (LOSS)	$(219,781)	$(237,532)	$(677,249)	$(719,882)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0070)	$(0.0076)	$(0.0216)	$(0.0243)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	31,467,336	31,147,336	31,324,225	29,618,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(677,249)	$(719,882)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Depreciation and amortization	33,480	44,937
Bad debt provision	36,225	25,982
Rent expense satisfied with debt	-	12,000
Stock issued for franchise rights	4,000	-
Stock compensation expense	63,613	181,415
Gain on disposition of assets	7,874	-
Changes in assets and liabilities
(Increase) decrease in restricted cash	(12,130)	-
Decrease in accounts receivable	(20,547)	53,511
(Increase) in prepaid expenses and other	(28,611)	(161,774)
Decrease (increase) in notes receivable	75,862	13,273
Decrease (increase) in inventory	8,343	2,266
(Decrease) in accounts payable and accrued expenses	(122,544)	(98,488)
Increase in deferred rent	54,582	-
Acquisition of franchises and interest therein	(32,950)	(50,828)
(Decrease) in unearned income	(76,650)	103,824

Net cash (used) by operating activities	(686,702)	(593,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	13,827	-
Purchase of property and equipment	(21,645)	(18,112)

Net cash (used) by investing activities	(7,818)	(18,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	371,606
(Decrease) in subscriptions receivable	-	(30,000)
(Payments) on note payable - other	(85,226)	-
(Payments) on capital lease obligation	(2,856)	-
Proceeds from line of credit	150,000	-
Proceeds from notes payable - related parties	370,000	-
(Payments) on bank loan	-	(12,948)

Net cash provided by financing activities	431,918	328,658

NET (DECREASE) INCREASE IN CASH	(262,602)	(283,218)

CASH, BEGINNING OF PERIOD	270,389	448,530

CASH, END OF PERIOD	$7,787	$165,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine month periods ended June 30, 2008 and June 30, 2007, the Company paid cash of $19,179 and $11,568, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine month period ended June 30, 2008, the Company approved the issuance of 300,000 shares of common stock for services valued at $87,000 ($0.29 per share), sold the inventory and fixed assets of V2K Manufacturing (see Note 1 – Organization and Note 5) for a promissory note in the amount of $13,827 and incurred $63,613 of stock compensation expense.

During the nine month period ended June 30, 2007, the Company incurred $181,415 of stock compensation expense.

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

Details of the Company’s subsidiaries as of June 30, 2008 are described below:

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION (CONTINUED)

In August 2006, Windows opened its first company-owned franchise location, incorporated as Window Fashions Franchise LLC (“Franchise LLC”). In July 2007, Windows sold 100% of its ownership interest in Franchise LLC to a third party.

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

LIQUIDITY AND BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2008, and the results of consolidated operations for the three and nine month periods ended June 30, 2008 and 2007 and the consolidated cash flows for the nine month periods ended June 30, 2008 and 2007. Interim results are not necessarily indicative of results for a full year or for any future period.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LIQUIDITY AND BASIS OF PRESENTATION (CONTINUED)

The Company incurred a net loss of $677,249 for the nine months ended June 30, 2008 and has incurred significant net losses since inception. Management believes that over time revenues from franchising will allow the Company to become profitable, based upon management’s projections and budgets. The Company has implemented various programs to strengthen the performance of its franchises, including the launch of a kiosk marketing program that is designed to generate more sales leads for its franchise base. If successful, this program would result in more sales revenues for the franchises and thus more royalty income for the Company.  This would also help the Company in selling more franchises. In addition, the Company has also implemented cost reduction measures to improve its operating results.

In the near-term, external sources of capital will be needed to implement marketing programs and augment working capital. During the nine months ended June 30, 2008, the Company has executed various promissory notes totaling $370,000 in favor of officers of the Company (see Note 7). If business operations do not result in increased revenues, the Company’s business viability, financial position, results from operations and cash flow will likely be adversely affected, and management may elect to raise additional money through additional borrowing and/or the sale of equity.

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

FRANCHISE OPERATIONS

Franchise Overview

At June 30, 2008, the Company had 171independently owned franchises located in 39 states, the Canadian provinces of Alberta, British Colombia and Manitoba and Aruba. Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration consisting of cash or debt forgiveness, but will not exceed the estimated resale amounts of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the nine month periods ended June 30, 2008 and June 30, 2007 totaled 2 and 3, respectively. The total amounts of cash and debt forgiven to reacquire franchise rights in nine month periods ended June 30, 2008 and June 30, 2007 were $32,950 and $50,828, respectively.

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the nine months ended June 30, 2008 and June 30, 2007, the Company repossessed 25 and 21 franchises, respectively.

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of June 30, 2008, no impairment has been recorded.

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

consisting mostly of training, are generally fulfilled within 60 days of receipt of the initial franchise fee. Royalties and advertising fees are recognized as earned

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 77% of total revenue for the three months ended June 30, 2008, 70% of total revenue for the three months ended June 30, 2007, 71% of total revenue for the nine months ended June 30, 2008 and 67% of total revenue for the nine months ended June 30, 2007.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.” The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the three and nine month periods ended June 30, 2008 and June 30, 2007, all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the three months ended June 30, 2008 and June 30, 2007 were $74,165 and $98,838, respectively, and for nine months ended June 30, 2008 and June 30, 2007 were $242,982 and $324,762, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR BAD DEBTS

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The allowance for doubtful accounts incorporates protection against write-offs for bad debts with respect to both notes receivable and accounts receivable. This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of the existing franchise base. The Company believes that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed. At June 30, 2008 and September 30, 2007, allowance for doubtful accounts was $60,056 and $40,057, respectively.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for all options and warrants issued. Under that transition method, employee compensation cost of $19,931 and $58,372 was recognized in the three months ended June 30, 2008 and June 30, 2007, respectively, and $63,613 and $181,415 was recognized in the nine months ended June 30, 2008 and June 30, 2007, respectively.

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2008	2007
Expected option life-years	3.00 - 5.00	3.00
Risk-free interest rate	2.33% - 2.87%	5.25%
Dividend yield	-	-
Volatility	95% - 106%	28%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At June 30, 2008 and September 30, 2007, there were no cash equivalents.

Cash at June 30, 2008 and September 30, 2007 includes $54,419 and $42,289, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

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

NOTE 2 – NOTE PAYABLE – RELATED PARTIES

From January to June 2008, Windows (see Note 1 – Organization), executed various promissory notes and security agreements totaling $370,000 in favor of officers of the Company. Interest rates range from 2% over the prime rate of interest as published in the Money Rate Table of the Western Edition of the Wall Street Journal to 12%, and repayment of the note shall commence on the earlier of (a) International or Windows having obtained debt or equity financing of at least $500,000 or (b) October 1, 2008.  If the note is not paid from the proceeds of a financing, repayment will be made from the sale of franchises by Windows. In connection with this loan, Windows granted the lenders a subordinated security interest in its accounts receivable.

NOTE 3 - STOCKHOLDERS’ EQUITY

COMMON STOCK

During the nine-month period ended June 30, 2008, the Company authorized the issuance of 300,000 shares of common stock for services valued at $87,000 ($0.29 per share) and issued 20,000 shares of common stock to reacquire franchise rights valued at $4,000 ($0.20 per share).

During the nine-month period ended June 30, 2007, the Company sold 2,268,750 shares of common stock for cash of $453,750 ($0.20 per share), pursuant to a Private Offering Memorandum dated September 6, 2006, that offered for sale 3,750,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant.

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

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for options and warrants issued. Under that transition method, the employee compensation cost of $63,613 and $181,415 recognized in the nine months ended June 30, 2008 and June 30, 2007, respectively, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

For the nine months ended June 30, 2008, 110,000 new options were issued under the Plan.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – SEGMENT INFORMATION (CONTINUED)

During the nine months ended June 30, 2008 and June 30, 2007, inter-segment revenues were $331,682 and $424,468, respectively. The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

Segment information for the nine months ended June 30, 2008 and June 30, 2007 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2008	-	4,839,159	-	-	-	4,839,159
2007	-	6,144,678	-	-	878	6,145,556

Inter-segment revenues
2008	-	-	-	331,682	-	331,682
2007	-	-	-	424,468	-	424,468

Net (loss)
2008	(138,402)	(234,995)	(242,982)	(54,965)	(5,905)	(677,249)
2007	(176,005)	(56,536)	(324,762)	(125,378)	(37,201)	(719,882)

Identifiable assets (net)
2008	1,659,265	936,583	-	5,169	600	2,601,617
2007	1,692,399	1,271,351	-	58,132	-	3,021,882

Depreciation and amortization
charged to identifiable assets
2008	-	32,895	-	585	-	33,480
2007	-	26,310	-	18,627	-	44,937

Interest revenue
2008	-	16,688	-	181	-	16,869
2007	-	18,702	-	-	-	18,702

Interest expense
2008	-	26,262	-	-	-	26,262
2007	-	16,621	-	242	-	16,863

Reconciliation of segment totals to consolidated amounts:

	June 30, 2008	June 30, 2007
Total revenues for reportable segments	$5,170,841	$6,570,024
Elimination of inter-segment revenues	(331,682)	(424,468)
Total Consolidated Revenues	$4,839,159	$6,145,556

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – SEGMENT INFORMATION (CONTINUED)

	June 30, 2008	June 30, 2007
Identifiable assets (net)	$2,601,617	$3,021,882
Elimination of intercompany assets	(1,501,134)	(1,707,377)
Total Consolidated Assets	$1,100,483	$1,314,505

NOTE 5 – SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the nine month periods ended June 30, 2008 and June 30, 2007 is included in these condensed consolidated financial statements. The sale of assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these condensed consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 4). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

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

An arbitration claim has been filed by a franchisee alleging that at the time of the purchase of their franchise several zip codes were included in their territory that had been previously sold to another franchise. Management estimates that the exposure under this claim is between $35,000 and $75,000.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 7 – SUBSEQUENT EVENTS

In July 2008, Windows (see Note 1 – Organization), executed various promissory notes and security agreements totaling $100,000 in favor of officers of the Company. Interest accrues at the rate of 12%, and repayment is at the option of the holders.

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

Details of the Company’s subsidiaries as of June 30, 2008 are described below:

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

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration which can include cash and debt forgiveness, but will not exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the nine month periods ended June 30, 2008 and June 30, 2007 totaled 2 and 3, respectively. The total amount of cash  paid and debt forgiven to reacquire franchise rights for the nine month periods ended June 30, 2008 and June 30, 2007 were $32,950 and $50,828, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the nine months ended June 30, 2008 and June 30, 2007, we repossessed 25 and 21 franchises, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. No impairment has been recorded as of either June 30, 2008 or June 30, 2007.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At June 30, 2008 and September 30, 2007, allowance for doubtful accounts was $60,056 and $40,057, respectively.

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

Share Based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the nine months ended June 30, 2008 and 2007, share-based compensation was $63,613 and $181,415, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise approximately 71 % of total revenues, the margin on these sales ranges from 2% to no more than 10%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007.  For the quarter ended June 30, 2008, sales of franchises decreased by $325,757 (63%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget.  Our gross margin on sales of franchises was 32% for 2008 and 49% for 2007.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended June 30, 2008, more of our sales were with the assistance of a broker when compared to the quarter ended June 30, 2007.

       For the 2008 period, royalty and advertising fees decreased by $31,154 (17%).  Sales of materials and supplies decreased by $502,342 (31%).  While there were roughly the same number of franchisees in operation during each period, retail sales by franchisees in 2008 appear to reflect a downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products. Also, in an effort to stimulate franchise sales we have issued more royalty credits in 2008 than in the comparable period of 2007.

       While our revenues decreased by $859,253 (37%), our operating expenses decreased by $891,143 (35%), resulting in a reduction of $31,890 (13%) in loss from operations.

       Selling, general and administrative expenses decreased by $246,946 (37%), with the most significant decreases being in stock compensation expense (approximately $34,000), payroll (approximately $88,000) and accounting fees of (approximately $16,000). Research and development expenses decreased by $24,673 (25%), primarily due to reductions in personnel.

       Interest expense increased by $9,835 (480%) for the 2008 period, primarily due to additional draws of $150,000 on the line of credit and the addition of $370,000 in notes from related parties.

       As a result of the above, our net loss for the quarter ended June 30, 2008 was $219,781 as compared to $237,532 for the comparable 2007 quarter, a decrease of $17,751 (7%).

Nine Months Ended June 30, 2008 as Compared to Nine Months Ended June 30, 2007.  For the nine months ended June 30, 2008, sales of franchises decreased by $464,049 (33%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget.  Our gross margin on sales of franchises was 41% for 2008 and 45% for 2007.

       For the 2008 period, royalty and advertising fees decreased by $176,951 (28%).  Sales of materials and supplies decreased by $665,397 (16%).  While there were roughly the same number of franchisees in operation during each period, retail sales by franchisees in 2008 appear to reflect a downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products. Also, in an effort to stimulate franchise sales we have issued more royalty credits in 2008 than in the comparable period of 2007.

       While our revenues decreased by $1,306,397 (21%), our operating expenses decreased by $1,358,055 (20%), resulting in a reduction of $51,658 (7%) in loss from operations.

       Selling, general and administrative expenses decreased by $401,689 (22%), with the most significant decreases being in stock compensation expense (approximately $118,000), payroll (approximately $158,000), internet advertising expense (approximately $43,000) , training expense (approximately $31,000), travel & meals (approximately $31,000).  These decreases were  partially offset by an increase in accounting fees of (approximately $31,000). Research and development expenses decreased by $81,780 (25%), primarily due to reductions in personnel.

       As a result of the above, our net loss for the nine months ended June 30, 2008 was $677,249 as compared to $719,882 for the comparable 2007 related period, a decrease of $42,633 (6%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

 We incurred a net loss of $677,249 for the nine months ended June 30, 2008 and have incurred significant net losses since inception. Management believes that over time revenues from franchising will allow us to become profitable, based upon management’s projections and budgets. We have implemented various programs to strengthen the performance of our franchises, including the launch of a kiosk marketing program that is designed to generate more sales leads for our franchise base. If successful, this program would result in more sales revenues for our franchises and thus more royalty income.  This would also help us in selling more franchises. In addition, we have also implemented cost reduction measures to improve its operating results.

In the near-term, external sources of capital will be needed to implement marketing programs and augment working capital. For the nine months ended June 30, 2008, we executed multiple promissory notes totaling $370,000 in favor of officers of the Company. If business operations do not result in increased revenues, our business viability, financial position, results from operations and cash flow will likely be adversely affected, and management may elect to raise additional money.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of June 30, 2008 and September 30, 2007 was 31 days and 29 days, respectively, as compared to 36 days at September 30, 2006.

As of June 30, 2008.  At June 30, 2008, we had a working capital deficit of $859,475, as compared to a deficiency of $366,059 at September 30, 2007.  While our current assets decreased by $227,346 our current liabilities increased by $266,070.  The most significant decrease in current assets was with respect to cash totaling $262,602 which was only partially offset by an increase in prepaid expenses of $115,611.  The decrease in cash was primarily due to our operating loss.

The most significant increases in current liabilities were the result of an increase of $150,000 in our draw against a line of credit, and proceeds from $370,000 in notes payable to related parties, which were partially offset by decreases of $122,544 in accounts payable and accrued expenses and $76,650 in unearned income.

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

Note payable – other decreased to $54,774 from $109,211 at September 30, 2007.  In October 2007, we entered into an agreement amending the deferred portion of monthly rent obligations at our previous location.  We remitted payment of $51,583 to the landlord and entered into a new promissory note in the amount of $92,367, bearing interest at 8%, with twelve monthly payments of $8,035 commencing in February 2008.

For the nine months ended June 30, 2008, we used cash of $686,702 for operating activities, as compared to cash used by operating activities of $593,764 for the comparable period in 2007.  The most significant factors in the increase were net changes of $122,544 in accounts payable and accrued expenses and $76,650 in unearned income.  Financing activities, principally the proceeds from notes to related parties of $370,000 and a draw of $150,000 against our line of credit, provided cash of $520,000 in 2008.  In contrast, proceeds from the sale of common stock in a private placement provided cash of $371,606 in 2007.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

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

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings

An arbitration claim has been filed by a franchisee, who purchased a franchise in 2007 and are requesting rescission and damages in excess of $75,000, including the franchise fee of $59,900 and marketing costs of $15,000, alleging that at the time of the purchase of the franchise several zip codes were included in their territory that had been previously sold to another franchise. V2K has filed a general denial. The Demand for Arbitration was filed before the American Arbitration Association in California in violation of the Arbitration Clause of the Franchise Agreement, which requires arbitration to be held before the Judicial Arbiter Group in Denver, Colorado. At the present time there are court proceedings pending in both California and Colorado to determine the place and forum of the arbitration.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (3)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (3)
10.5	Promissory Note and Security Agreement dated January 28, 2008 (4)
10.6	Promissory Note and Security Agreement dated April 30, 2008 (5)
10.7	Demand Promissory Note dated May 27, 2008 (6)
10.8	Demand Promissory Note dated May 30, 2008 (7)

Regulation S-K Number	Exhibit
10.9	Stock Option Agreement between V2K International, Inc. and Amerivon Holdings LLC dated June 6, 2008 (2)
10.10	Bridge Loan Agreement by and between V2K International, Inc. and Amerivon Investments LLC dated as of June 6, 2008 (2)
10.11	Services Agreement between V2K International, Inc. and Amerivon Holdings LLC dated June 6, 2008 (2)
10.12	Consulting Agreement dated June 6, 2008 (2)
10.13	Demand Promissory Note in Favor of Gordon E. Beckstead dated June 30, 2008 (8)
10.14	Demand Promissory Note in Favor of Gordon E. Beckstead dated July 2, 2008 (8)
10.15	Demand Promissory Note in Favor of Victor J. Yosha dated July 2, 2008 (8)
10.16	Demand Promissory Note in Favor of Gordon E. Beckstead dated July 16, 2008 (9)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
__________________
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007
(2)	Filed as an exhibit to the registrant’s current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.
(3)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated January 28, 2008, file number 333-141201, filed January 30, 2008.
(5)	Filed as an exhibit to the registrant’s current report on Form 8-K dated April 30, 2008, file number 333-141201, filed May 5, 2008.
(6)	Filed as an exhibit to the registrant’s current report on Form 8-K dated May 27, 2008, file number 333-141201, filed June 2, 2008.
(7)	Filed as an exhibit to the registrant’s current report on Form 8-K dated May 30, 2008, file number 333-141201, filed June 2, 2008.
(8)	Filed as an exhibit to the registrant’s current report on Form 8-K dated June 30, 2008, file number 333-141201, filed July 7, 2008.
(9)	Filed as an exhibit to the registrant’s current report on Form 8-K dated July 16, 2008, file number 333-141201, filed July 21, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V2K INTERNATIONAL, INC.

August 13, 2008	By:	/s/ Victor J. Yosha
Victor J. Yosha
President and Chief Executive Officer

August 13, 2008	By:	/s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer