Form 10-K
period 2008-09-30
V2K International Inc
filed 2008-12-29
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141201

V2K International, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13949 West Colfax Avenue, Suite 250, Lakewood, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 202-1120

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes                      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated  filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $4,016,016.21 as of March 31, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  31,467,336 shares of common stock as of December 16, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to generate sufficient capital to complete planned acquisitions;
•	the lack of liquidity of our common stock;
•	the availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•
the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this annual report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

V2K INTERNATIONAL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2008

INDEX

PART I

Item 1.            Business

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

Our current emphasis is in window fashions and accessories.  Our subsidiary, V2K Window Fashions, Inc. (“V2K Window Fashions”) sells and supports franchises in the window fashion industry.  We began selling franchises in March 1997.  Our first franchisee started operations in August 1997.  After selling several franchises, we halted our franchise sales activity while we refined our business plan and secured outside financing.  We began aggressively developing the franchise business model in November 2001, at which point we had 9 franchises.  As of September 30, 2008, we had 170 franchises, operating in thirty-nine states, three Canadian provinces and Aruba.

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

Our corporate offices, which include V2K International and all our subsidiaries, are located at 13949 W. Colfax Avenue, Suite 250, Lakewood, Colorado 80401, and our telephone number is (303) 202-1120.

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

This fragmentation has limited the implementation of technology as a competitive component in the window fashion industry.  The industry is not automated at the point of sale and industry participants have, up to now, relied on antiquated manual systems for selling and administrating window fashions, resulting in quality control errors and higher operating margins.

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

We started selling franchises in March 1997.  As of September 30, 2008, we had 170 franchises, operating in 39 states, the Canadian provinces of Alberta, Nova Scotia, British Columbia and Aruba.  Entrepreneur magazine rated us 50th in its Top 101 Homebased Franchises 2006 Rankings and 176th in its Franchise 500 2007 Rankings.  Potential investors should not conclude from this preceding statement that the magazine is actively endorsing or promoting our company.

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

In addition, we require franchisees to pay us the following:

Type of Fee or Expense	Amount	Due Date	Remarks
National/Regional/Local Advertising Fund(1)	2% of total gross sales, which percentage may be increased by us to up to 5% of gross sales; subject to minimum monthly fees(2)	Payable every 30 days	We and/or our contractors administer the Fund for the benefit of our system.
__________________________
(1) These fees are imposed by and payable to us.  These fees are non-refundable.  Late payment interest of 18% may begin after the due date.  We may impose a late fee of $25.00 if the franchisee does not submit reports to us within 3 days of the due date.

(2) The Minimum National/Regional/Local Advertising Fund Fees are $62.50 per month in the first year, $125 per month in the second year, and $250 per month thereafter (including all months in any renewal terms);

Type of Fee or Expense	Amount	Due Date	Remarks
Showroom participation(1)	Up to $150 per month	Monthly as billed	Note (3)
Central telephone service(1)	Varies(4)	Monthly as billed	If the franchise is located in a central telephone service area, as designated by us, the franchise must pay its proportionate share of the costs of maintaining the service.(4)
Basic training(5)
Varies – We estimate that the cost of travel, lodging and meals for each person attending Basic Training will range from $200 to $1,200.  The actual cost for each person may be higher or lower depending upon the distance traveled, and the meals and lodging selected.
As incurred
No training fee is charged for up to two persons.(6)  The training fee for additional persons will be determined by us.  We reimburse the franchisee for travel for one person (up to $300), and for lodging expenses for one attendee.  The franchisee pays the cost of meals for one attendee and pays all travel, lodging and meals expenses for any other attendees.

Mandatory meetings and additional mandatory training(5)
Varies – We estimate that the cost per person for travel, lodging and meals to attend a one-day meeting will be $20 to $600.  The actual cost for each person may be higher or lower depending upon the distance traveled, the
		As incurred	No more than 1 mandatory meeting/training program will be scheduled each year. No attendance fee is charged by us, but the franchisee pays the cost of travel, lodging and meals.(7)
______________________
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

(3) Upon 30 days written notice, we may provide a showroom in the franchises’ metropolitan or regional area for the franchisee to show the products and services provided by the franchise.  In that case, the franchisees will be billed for its pro-rata rental fee, not to exceed $150 per month.

(4) Central telephone service is available in some areas in some states.  With central telephone service, one telephone number is used for all franchises in the service area.  The provider’s software routes each call to the appropriate franchise based on the caller’s location.  The fee imposed by the provider of this service is split among the franchises in the service area.

(5) Payable to third parties that provide goods or services to the franchise.

(6) The training fee for each additional person the franchisee sends to basic training at any time is $250.

(7) If a franchisee fails to attend a mandatory meeting that is designated by us as an annual meeting, we may, at our sole determination, require the franchisee to pay a $500 missed annual meeting fee, which fee will be due within 30 days of notice by us to the franchise.

Type of Fee or Expense	Amount	Due Date	Remarks
meals and lodging selected, and the length of the meetings.
Optional training(1)(5)
Varies(8) - We estimate that the cost person for travel, lodging and meals to attend a one-day optional training program will be $20 to $600 (plus the program fee).  The actual cost for each person may be higher or lower depending upon the distance traveled, the meals and lodging selected, and the length of the training program.
		2 weeks prior to beginning of training	We may, but are not required to, offer optional training programs that the franchisee may attend.
Product sample updates	Varies(9)	As incurred	Note(9)
Technology fee(1)	$75 per month; subject to an annual increase at our sole determination, but not more than 10% per year.	Monthly, as billed. As of the date of this filing, we do not charge this fee, but may do so upon at least 30 days prior written notice to the franchisee.	This fee may be assessed by us for website and e-mail hosting by us, for future web-based system integration, and for other technology related services.
Transfer/training fee(1)
The transfer fee is $7,000 plus any brokerage commissions, finder’s fees or similar charges that we are required to pay to any third party that is not an affiliate of ours.  The training fee is $1,000.(10)
		Prior to completing the transfer	Payable upon transfer of the franchise. No charge if the franchisee transfers to a business entity that it controls.
Audit(1)	Cost of audit and underpayment amount, plus interest.	Immediately upon billing	Payable only if audit shows an understatement of at least 2% of gross sales for any month.
Credit/debit card authorization and administrative fee(1)	Varies – We charge 3% of the amount of the debit or credit.	As incurred	Note (11)
____________________
(8) We will charge a fee for this training, which fee will depend on the training provided.  The franchisee will also be responsible for paying for his/her travel, lodging, and meals.

(9) The amount can vary widely from one year to the next, but currently the amount is estimated to be from $600 to $1,000 per year.  As of the date of this filing, all updates are optional, but we may in the future mandate that the franchisee purchase certain updates.

(10) The transferee pays all travel, food, and lodging expenses to attend training.  However, if the transferee is an existing V2K franchisee who has successfully completed basic training, we may waive the requirement that the transferee pay this fee and attend basic training.

(11) If the franchisee is more than 10 days late for payment of any fees, we may, upon 48 hours notice to the franchisee by facsimile, activate a direct charge to the franchisee’s credit or debit card for the fee, and bill the franchisee for any costs incurred by us in administering this program.

Type of Fee or Expense	Amount	Due Date	Remarks
Insufficient funds fee(1)	Varies	As incurred	Note (12)
Insurance(5)	Varies – Insurance in Denver costs about $50 per month. The franchisee’s cost may be higher or lower, depending upon its location and the insurance carrier selected	Varies	Franchisee must obtain our approval of insurance carrier. We have appointed an approved carrier and established minimum required covered amounts.
Indemnification	Varies – The franchisee will pay the amount of the liability assessed against us plus the expenses incurred in defending us.	Varies	The franchisee must reimburse us for any liability and costs incurred by us by reason of the franchise or our operation of the business on the franchisee’s behalf.

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

Our management believes that it takes the average franchisee two years to establish its franchise business.  At September 30, 2008, approximately 70% of our franchisees had been in business for two years or longer, as compared to September 30, 2007, at which approximately 65% of our franchisees had been in business for two years or longer.  Our franchisee retention rates were 82% and 81% for the years ended September 30, 2008 and 2007, respectively.

______________________
(12)   If any check the franchisee sends to us is returned to us by a financial institution (or other entity), or if we cannot charge the franchisee’s credit or debit card for the full amount owed to us (in accordance with Note 11 above), because of insufficient funds, the account being closed or otherwise, we may charge the franchise a fee of the lesser of $20, or the highest rate permitted by applicable law.

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

For the years ended September 30, 2008 and 2007, approximately 69% and 64%, respectively, of materials and supplies were acquired from three major vendors (Lafayette Venetian Blind, Inc., Krohn’s Coverings, Inc., and DSC Window Fashions, Inc.), with the largest vendor, Lafayette Venetian Blind, Inc., representing 38% and 35%, respectively of the total for each year.  The related accounts payable to the largest vendor was approximately $291,131 as of September 30, 2008 and $311,704 as of September 30, 2007.  We believe that if we were to lose any of these vendors, we could replace the vendor(s) with others who provide the same materials and supplies.  However, we could incur disruption of processing orders from franchisees while transitioning from one vendor to another and this could negatively impact our business.

Research and Development

We incurred research and development expenses of $317,891 and $426,069 for the years ended September 30, 2008 and 2007, respectively.

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

Government Regulation

To offer and sell franchises, we must comply with the rules and regulations of the Federal Trade Commission, as well as the laws of the states in which offers and sales are made.  The Federal Trade Commission franchise rule requires that we furnish potential franchisees with written disclosures containing information about the franchised business, the franchise relationship, and us.  We have made these disclosures by following the Uniform Franchise Offering Circular Guidelines prepared by state franchise law officials.  We must provide a potential franchisee with the written disclosures upon the earlier of (1) the first personal meeting with the prospective purchaser; (2) ten business days before signing any binding agreement; or (3) ten business days before any payment to us.

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

Trademarks and Copyrights

In November 2005, our subsidiary, V2K Window Fashions, filed an “actual use” application for the new principal trademark/service mark “V2K WINDOW DÉCOR & MORE and Design” (Ser. No. 76/649642). The trademark application process has been completed, and according to the United States Patent and Trademark Office, the registration will be issued in “due course.”

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

In January 2005, our subsidiary, V2K Window Fashions, filed a patent application with the U.S. Patent and Trademark Office for its three-dimensional, Décor Creator software technology, which application was subsequently assigned to another subsidiary, V2K Technology.  The patent application is pending, and has been assigned Serial # 11/030445.

Our subsidiary, V2K Technology, claims a copyright in the Décor Creator software.

Employees

We had 16 full-time and 1 part-time employees as of September 30, 2008.  None of our employees is covered by a collective bargaining agreement.

Item 1A.         Risk Factors

We have incurred losses and cannot assure you of profitability.  With the exception of net income of $69,195 for the year ended December 31, 2003, we have incurred net losses, including a loss of $986,279 for our most recently completed fiscal year.  As of September 30, 2008, our accumulated deficit was $3,291,434.  To date, we have not generated revenues sufficient to fund our business and pay our ongoing expenses.  There can be no assurance that we will be profitable in the future.

We are dependent upon outside financing.  We rely upon external sources of financing to fund future growth and the implementation of our business plan.  Since our inception in July 1996, we have financed our operations through internally generated revenues, the sale of our stock and by borrowing from third parties and affiliates of our Company.  While we believe that our cash flow will provide sufficient capital to maintain all current operations and to implement our short-term plans, which would require approximately $300,000, we will likely require external financing for our long-term plans for growth and the development of our business plan.  We have not yet developed a budget or a timeframe within which to implement our long-term plans.  Sources of external financing may include short-term loans, bank borrowings, joint ventures, and future debt and equity offerings.  We do not know whether future financing will be available on acceptable terms, or at all.  Any additional financing may result in dilution to our shareholders.  Our failure to obtain external financing may have a material adverse effect on our ability to realize our long-term plans to expand the business.

Our current business plan is dependent upon our ability to sell franchises and to have successful franchisees.  Our growth is dependent upon our continued ability to sell franchises.  Our existing franchise base of approximately 170 is too small to produce enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  Under our business plan, we plan to sell 12 franchises in fiscal 2009 and 79 franchises in fiscal 2010.  To be successful, we need to be able to identify suitable franchise candidates, provide them with adequate training, and manage competently the infrastructure to support the franchises.  In addition, our franchisees must be successful in their business operations.  If they are not successful, it will adversely impact our sales of franchises and we will not generate sufficient royalty income needed to operate.

We use franchise broker networks and Internet advertising to generate leads to identify suitable franchise candidates.  If prospective candidates indicate a sufficient amount of interest, we encourage them to travel to our offices for a “discovery day” and reimburse them for $300 of airfare and one night of lodging.  After our franchisees attend a two-week basic training program, which includes instruction pertaining to operating our proprietary software, product knowledge and design, business management and sales and marketing, we provide them with a 90-day “quick start” marketing program.  We also assign a franchise support person to each new franchisee to follow-up on a franchisee’s progress.

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

The loss of our officers and directors or our failure to attract and retain additional personnel could adversely affect our business.  Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors.  Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our key personnel could, to varying degrees, have an adverse effect on our operations and system development.  We currently maintain “key-man” life insurance on Victor Yosha, our president/chief executive officer, and Mike Lee, the lead programmer of our technology subsidiary.  However, there is no contract in place assuring their services for any length of time.  The loss of either of them would have a material adverse affect on us.  We do not have assurance that the services of any member of our management will remain available to us for any period of time, or that we will be able to enter into employment contracts with any of our management, or that any of our plans to reduce dependency upon key personnel will be successfully implemented.

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

We use outside suppliers to fulfill the orders placed with us by our franchisees.  Orders placed with us by our franchisees are filled by outside suppliers, with our three largest vendors constituting approximately 69% of materials and supplies for the year ended September 30, 2008.  We have chosen to limit the number of suppliers that we use in order to obtain better pricing terms from them and to insure the quality of the products delivered to our franchisees’ customers.  We believe that if we were to lose any of these vendors, we could replace the vendor(s) with others who provide the same materials and supplies.  However, we could incur disruption of processing orders from franchisees while transitioning from one vendor to another and this could negatively impact our business.

A limited number of shareholders collectively own a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other shareholders.  As of the date of this report, our directors, officers, and more than 10% shareholders own beneficially 70% of our common stock.  Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our shareholders.

Outstanding warrants may negatively impact our ability to obtain future financing.  We have outstanding warrants to purchase 4,553,750 shares of common stock at $0.50 through September 30, 2009, outstanding warrants to purchase 1,000,000 shares of common stock at $0.30 through January 5, 2010, outstanding warrants to purchase 731,453 shares of common stock at $0.15 through September 30, 2010 and outstanding warrants to purchase 731,453 shares of common stock at $0.25 through September 30, 2011.  As long as these warrants remain unexercised and outstanding, the terms under which we may be able to obtain additional capital financing may be adversely affected.

We have a substantial number of shares that may become freely tradable and could therefore result in a reduced market price.  As of November 30, 2008, we had an aggregate of 31,467,336 shares of our common stock issued and outstanding, with 10,445,561 registered shares, currently owned by existing shareholders, freely tradable.  In addition, we registered the resale of 1,000,000 shares issuable upon the exercise of warrants.  The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our shares.

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

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we intend to sell restricted stock, warrants, and convertible debt to investors in private placements.  Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices.  These transactions will cause dilution to existing shareholders.  Also, from time to time, options will be issued to officers, directors, or employees, with exercise prices equal to the then prevailing market price.  As of September 30, 2008, 28,225,660 options that had been granted to officers, directors and employees were outstanding.  Exercise of in-the-money options and warrants will result in dilution to existing shareholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

Facilities

Our principal offices are located at 13949 W. Colfax Avenue, Suite 250, Lakewood, Colorado 80401.  We lease approximately 10,800 square feet under a five and half year lease that commenced August 1, 2007.

Item 3.             Legal Proceedings

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened that are deemed material to us or our business.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”)” under the symbol “VTOK.”  The trading symbol often appears as “VTOK.OB” in quotation requests on the Internet.  Priced quotations for our stock were not entered until November 2007.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the fiscal year ended September 30, 2008.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2008 Fiscal Year:
December 31, 2007	$0.50	$0.19
March 31, 2008	$0.42	$0.15
June 30, 2008	$0.32	$0.10
September 30, 2008	$0.23	$0.03

On December 19, 2008, the closing bid price for the common stock on the OTCBB was $0.004 per share.

Holders and Dividends

As of December 16, 2008, there were 79 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2008,  we authorized the issuance of 731,453 common stock purchase warrants exercisable at $0.15 each through September 30, 2010, and 731,453 common stock purchase warrants exercisable at $0.25 each through September 30, 2011.  No underwriters were used in the above stock transactions.  The registrant relied upon the exemption from registration contained in Section 4(2) as to the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business or accredited investors.

Item 6.              Selected Financial Data

Not required.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Details of the Company’s subsidiaries as of September 30, 2008 are described below:

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

Since our inception through September 30, 2008, in order to fund the development of our proprietary software and to develop our franchising operations, we have obtained approximately $3,338,086 from: debt subsequently converted to equity ($842,000), including amounts contributed by our officers and directors ($667,000); the sale of stock ($1,514,633); and current outstanding loans ($981,453).  We believe that our real value lies in our software.  However, that value is not reflected in our financial statements due to accounting policies (discussed below) pertaining to research and development costs.  We believe that our software has now been developed to the point where it can be used for a variety of niches within the home décor industry.

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

As of September 30, 2008, we supported 170 independently owned franchises located in 39 states, three Canadian provinces and Aruba.  A summary of franchise activity is as follows:

	September 30, 2008	September 30, 2007
Franchises in operation - beginning of period	182	182
Franchises sold during the period	19	34
Franchises cancelled, terminated or repurchased during the period	(31)	(34)
Franchises in operation - end of period	170	182

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized.  When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced.  We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. In the years ended September 30, 2008 and 2007 we reacquired franchise rights from two and three franchisees, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchises voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue,” no fair value is assigned to these transactions. In the years ended September 30, 2008 and September 30, 2007, we repossessed 29 and 31 franchises, respectively.

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

Franchisees place all orders for materials and supplies with us.  We review each proposed purchase order to determine whether the products can be made as requested, make any necessary changes, and then place the corresponding orders with our vendors.  Accordingly, we determine all product specifications.  While the products are shipped directly to the franchisees by the vendors, we receive title to the shipped items and have the physical risk of loss upon shipment.  We are liable to the vendors for payment and collect the amounts due for the goods from the franchisees.  We negotiate all pricing with the vendors and have the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin.  In addition, we are responsible to the franchisees for goods shipped by the vendors that do not meet specifications.  We have discretion in supplier selection.  Thus, we act as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represented approximately 73% and 65% of total revenue for the years ended September 30, 2008 and 2007, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of September 30, 2008, no impairment has been recorded.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed.  At September 30, 2008 and 2007, allowance for doubtful accounts receivable was $41,483 and $40,057, respectively.  The allowance for uncollectible notes receivable was $20,234 and $27,574 as of September 30, 2008 and September 30, 2007, respectively.

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

Share-based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from trading prices of the stock of a peer company.  For the years ended September 30, 2008 and 2007, share-based compensation was $83,057 and $237,000, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

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

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised window fashions retail operations.  We do not possess any ownership interests in franchise entities, other than one wholly-owned franchise which we owned and consolidated until its sale in July 2007 (see Item 6 – History and Overview). We do not generally provide financial support to the franchisees.  Management has reviewed the franchise entities and determined that, other than the former 100% owned franchise, we are not the primary beneficiary of the entities, and therefore, these entities have not been consolidated

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise 73% and 65% of total revenues for the years ended September 30, 2008 and September 30, 2007, respectively, the margin on these sales averages approximately 4-6%.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Year Ended September 30, 2008 as Compared to Year Ended September 30, 2007.  Our sales of franchises revenues decreased by $997,095(49%) primarily due to selling 19 franchises for the year ended September 30, 2008, as compared to 34 for the year ended September 30, 2007.  Our margin on sales of franchises was 39% for 2008, as compared to 44% for 2007.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  Approximately 85% of our sales of franchises are generated through brokers.  Other components of cost of franchise sales are the costs of training that we provide (such as lodging and travel expenses), equipment provided to the franchisee (laptop computer, printer and carrying case), books of fabric samples, and starter sets of marketing materials.  The decrease in margin on the sale of franchise units in 2008 was primarily the result of additional items we provided to new franchisees during the 2008 fiscal year.  These items included a business coaching program provided by a third party, an increased allotment of start-up marketing materials,  reimbursement of the franchisees’ marketing budget up to a certain amount and additional broker bonuses for multiple deals in a certain period of time.  There were also incremental increases in the cost of the other items we have always provided in conjunction with the purchase of a franchise.  The additional items were provided on a test basis and may not be continued through the current fiscal year.

In 2008, royalty fees and sales of materials and supplies decreased by $216,925 (26%) and $870,865 (16%), respectively.  We believe that the decrease is due to the general slowdown in the economy, especially with respect to the downturn in the housing market, and our efforts to eliminate under-performing franchises from the system.  The 31 franchises that we cancelled, repurchased or who left the system voluntarily, were replaced by newer franchises that will increase their revenue generation over time.

While our revenues decreased by $2,084,885 (25%), our operating expenses decreased by $2,195,436 (23%), resulting in the operating loss of $954,466 in 2008.

Selling, general and administrative expenses decreased by $650,732 (25%), primarily due to a reduction of $154,000 in stock compensation expense,  $253,000 in personnel costs,  $73,000 in advertising, approximately $210,000 reduction in personnel and overhead due to sale of Manufacturing assets, $24,000 in travel and entertainment, $25,000 in training, $15,000 in meals and entertainment. All of these reductions were partially offset by an increase of $177,000 in marketing and promotional expenses at V2K International.   Research and development costs were $317,891 in 2008, compared to $426,069 in 2007.  Bad debt expense decreased by $25,231 (28%) in 2008.

Interest expense increased by $36,011 (178%) in 2008, primarily due to $731,453 in bridge loans and an additional $150,000 in draws on the line of credit. Interest accrued or paid on the bridge loans was $30,399 for 2008, compared to $8,167 for 2007.

As a result of the above, our net loss for the year ended September 30, 2008 was $986,279, as compared to a net loss of $1,014,351 for the year ended September 30, 2007, a decrease in the net loss of $28,072.

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of September 30, 2008 and September 30, 2007 was 36 days and 29 days, respectively.  We believe that the increase is primarily due to the economic slowdown, and delayed payments on a few large projects requiring remakes that have since been resolved and collected.

At September 30, 2008.  At September 30, 2008, we had a working capital deficit of $1,151,926 as compared to a deficiency of $366,059 at September 30, 2007.  While our current assets decreased by $210,695, our current liabilities increased by $575,172.  The most significant decreases in current assets were with respect to notes receivable, which decreased by $79,696, and cash, both non-restricted and restricted, which decreased by a total of $234,528.  The decrease in cash was due to our operating loss.

The most significant increases in current liabilities were as a result of an increase in bridge loan of $731,453, and an increase of $150,000 on the line of credit.  These increases were partially offset by a reduction in accounts payable and accrued expenses of $178,453, $75,206 in note payable-other, and $81,247 in unearned income.

Unearned income, which represents franchise fees received for which we are performing our initial obligations under the franchise agreement, decreased by $81,247 from September 30, 2007.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for travel (up to $400) and pay lodging expenses for one person to attend the training as part of the franchise fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s proprietary software and non-proprietary software such as Microsoft Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

Note payable – other decreased by $75,206 from September 30, 2007.  This note consists of the currently deferred portion of our rent obligation under an office lease entered into effective September 15, 2002.  Under the terms of the lease, the landlord deferred a portion of the monthly rent aggregating $140,000 over the period from September 15, 2002 to August 15, 2007.  The deferred portion is evidenced by a non-interest bearing promissory note, which is payable in cash or shares of our common stock at the option of the landlord.  We accrete the deferred portion of the monthly rent utilizing an imputed interest rate of 5.75%.  The balance at September 30, 2008 of $34,005 represents the remaining deferral and related imputed interest.

For the year ended September 30, 2008, we used cash of $996,205 for operating activities, as compared to $571,722 for the year ended September 30, 2007.  Financing activities provided cash of $771,816 in 2008, primarily through proceeds from bridge loans and proceeds from a line of credit in the amounts of $731,453 and $150,000, respectively.  In comparison, financing activities in 2007 provided cash of $435,783, $371,608 from the sale of common stock and $100,000 from line of credit.

Contractual Obligations

As of September 30, 2008, we had the following contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Deferred rent	$163,346	$ 28,786	$ 73,860	$ 60,700	--
Capital lease obligations	3,796	3,796	--	--	--
Office lease obligations	783,515	162,837	369,157	251,521	--
Equipment lease obligations	27,526	7,260	14,520	5,746	--
Total	$978,183	$202,679	$457,537	$317,967	--

Plan of Operations

We have recently completed a company-wide cost reduction program that we estimate will result in a monthly reduction of an additional $43,000 in expenses, operating losses and increased revenues once the full effect of these measures is felt in January of 2009.

In October 2007, we sold the inventory and fixed assets of V2K Manufacturing to a third party.  This has resulted in a reduction of approximately $15,000 in consolidated monthly net operating losses and approximately $13,000 per month in negative cash flow, and we anticipate this reduction for all of fiscal 2009. V2K Manufacturing continues to act as the primary supplier of soft window treatments to Windows and its franchisees, but does so by managing strategic alliances with outside vendors.  We remain committed to the concept of becoming a vertically integrated company by reacquiring soft product manufacturing capabilities, and acquiring or merging with a manufacturer of hard products.

We have also decreased the monthly operating expenses at V2K Technology by approximately $3,000 per month, through salary reductions and a reduction in personnel.  In addition, since the version of the software for custom window treatments that is licensed to V2K Window Fashions is now complete, the costs associated with maintaining that system should incrementally decrease.  We will continue to pursue licensing opportunities with synergistic manufacturers, distributors and retailers in the commercial and home décor markets, and will propose that any license agreements we enter into will include an upfront fee for software customization.  We anticipate that development of new platforms for our technology, primarily an e-commerce/web based version of the software and a kiosk application, will not commence until fiscal 2009.

At V2K Window Fashions we have further reduced our monthly operating expenses by approximately $40,000, primarily via reductions in personnel, overhead and scaling back some of the items we provide in conjunction with the purchase of V2K franchise.  We do not believe that this will impair our ability to sell franchises.  Beginning in fiscal 2007, we also commenced a process of eliminating under-performing franchisees from our system, which will in turn lead to a reduction in our costs to maintain that system.  This process will continue in fiscal 2009.

We believe that our quickest path to profitability is retail sales, and thus our primary focus in fiscal 2009 will be on improving our lead generation for franchisees via kiosks in high traffic locations, and additional internet lead generating sources such as search engine optimization (SEO) and pay per click. In utilizing these additional techniques and reducing our overhead we believe that the consolidated entity will break even on a monthly basis beginning in January 2009.

Based on the cost reductions outlined above, and assuming we meet our projected results for both retail and franchise sales and maintain our current DSO on accounts receivable of 36 or fewer days, we anticipate that the company will have positive cash flow starting in January 2009.

Recently Issued Accounting Pronouncements

EITF No. 03-6-1 – In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“EITF No. 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  We are currently assessing the potential effect of EITF No. 03-6-1 on our financial statements

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate the adoption of SFAS No. 162 to have a material impact on our financial statements.

FSP No. 142-3 – In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  We are currently assessing the potential effect of FSP No. 142-3 on our financial statements.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We believe that the adoption of this standard will not a have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.           Financial Statements and Supplementary Data

See the pages beginning with F-1.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 28, 2008, we appointed Cordovano and Honeck, LLP (“Cordovano”) as our registered independent public accountant for the fiscal year ended September 30, 2008.  On October 28, 2008, we dismissed Gordon, Hughes & Banks, LLP (“GH&B”) as our registered independent public accountant.  The decisions to appoint Cordovano and dismiss GH&B were approved by our Board of Directors on October 28, 2008.

During the fiscal years ended September 30, 2007 and 2006 and through the subsequent interim period up through the date of dismissal (October 28, 2008), there were no disagreements with GH&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GH&B, would have caused GH&B to make reference thereto in its report on our financial statements for such years.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period up through the date of dismissal (October 28, 2008).

During our two most recent fiscal years and the subsequent interim period up through the date of engagement of Cordovano (October 28, 2008), neither we nor anyone on our behalf consulted Cordovano regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Cordovano did not provide us with written or oral advice that was an important factor that we considered in reaching a decision as to any accounting, auditing or financial reporting issues.

We provided a copy of the foregoing disclosures to GH&B prior to the date of the filing of our report on Form 8-K and requested that GH&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements in this disclosure.  A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Form 8-K filed November 3, 2008.

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our President and Chief Executive Officer, Victor J. Yosha, and the Chief Financial Officer, Jerry A. Kukuchka.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our board of directors and audit committee are responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President and Chief Executive Officer, Victor J. Yosha, and our Chief Financial Officer, Jerry A. Kukuchka, have completed their assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 15d-(f) promulgated under the Exchange Act) as of September 30, 2008, and therefore, are able to assert that, as of September 30, 2008, our internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  It should be noted that a control system, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our officers, directors and key employees are as follows:

Name	Age	Position
Victor J. Yosha	62	President, Chief Executive Officer, and Director
Gordon E. Beckstead	71	Chairman of the Board of Directors and Treasurer
Samuel Smith	42	Vice President
Jerry A. Kukuchka	41	Chief Financial Officer
R. J. Wittenbrink	72	Secretary, General Counsel and Director
Tom Grimm	62	Director
Carlyle Griffin	63	Director
Douglas A. Miller	58	Director

The term of office of each director ends at the next annual meeting of our shareholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of shareholders, or when such officer’s successor is elected and qualifies.  Our last annual meeting of shareholders was held on February 20, 2008 in Lakewood, Colorado.  We have not made any changes to the procedures by which shareholders may recommend nominees to our board of directors.

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

Samuel Smith has been our executive vice president and chief operating officer since February 2008.  From March 2006 to February 2008 he was our vice president.  From November 2001 to March 2006, he was our chief financial officer.  Mr. Smith came to us in November 2001 from the Horizons Real Estate Group, where he concentrated on brokering commercial loans, strategic planning, and website development.  From 1997 to 2000, Mr. Smith owned and operated a small business consulting firm that specialized in writing business plans and financing proposals for start-up entities.  Mr. Smith received his bachelor’s degrees in economics and political science from Middlebury College in 1988, and an MBA from the Johnson Graduate School of Management at Cornell University in 1996.

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

Douglas A. Miller, C.P.A., has been a director since January 2008.  He graduated from the University of Colorado at Denver with a degree in Accounting in 1974.  After working several years in private industry as an accountant and controller in the areas of manufacturing and real estate, he joined the firm of Swanson, Miller, and Associates, PC of Lakewood, Colorado, and has been a partner there since 1981.  He practices in the areas of tax return preparation, tax planning and compliance, estate planning, advisory services for business and individual owners, litigation support, retirement plan administration and financial statement review and analysis.  Mr. Miller is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

Audit Committee

Douglas A. Miller and Carlyle Griffin serve on the Audit Committee of our board of directors.  Douglas A. Miller is considered our audit committee financial expert and is independent.

Conflicts of Interest

Two of our two non-officer directors, Tom Grimm and Carlyle Griffin, are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as directors of our company.  While these directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business, in terms of having adequate time to devote to the business of the company.  Messrs. Grimm and Carlyle devote less than 10% of their working in their roles as directors.  All of our officers devote 100% of their working time to V2K.

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

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we do not have a class of equity securities registered under Section 12 of the Exchange Act, we are not subject to the requirements of Section 16 of that Act.

Item 11.           Executive Compensation

Compensation Discussion and Analysis

Our board of directors is responsible for developing the executive compensation principles, policies and programs for our executive officers and is also responsible for determining the compensation to be paid to our executive officers.

The objectives of our compensation programs are to provide fair market value cash compensation and an incentive scheme related to the growth of the company to our key employees, including, but not limited to, our executive officers.  Our compensation program has two components:  salary and stock options.

We design our salary component to pay our key employees a base salary as close to the market rate as possible so that we can be competitive in the labor market.  With some company functions, we provide a performance bonus, such as sales commissions, as added motivation for our key people.  We determine both salaries and performance bonuses based on market value.

We have granted stock options to align the interests of our key employees to the growth of our company.  Stock option grants are determined on an individual basis with our directors making the decision in each case, based on what they believe the particular employee will bring to the company.

The following table sets forth information about the remuneration of our principal executive officer and principal financial officer (“Named Officers”) for services rendered during the years ended September 30, 2008, 2007 and 2006.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Victor J. Yosha, President and CEO	2008 2007 2006	2,500 50,000 60,000	-0- -0- -0-	-0- -0- -0-	13,777 (1) 58,997 (1) 37,454 (1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	16,277 108,887 97,454
Jerry A. Kukuchka, Chief Financial Officer (2)	2008 2007 2006	95,897 97,507 50,104	-0- 200 -0-	-0- -0- -0-	4,363 (1) 6,876 (1) 1,894 (1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,260 104,576 51,998
______________

(1)
The options were valued using the Black-Scholes stock option pricing model with the following assumptions: Expected option life-years:  3.00 – 7.50; Risk-free interest rate:  5.125%; Dividend yield:  0; Volatility:  0.28.

(2)	Mr. Kukuchka became our Chief Financial Officer in March 2006.

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

We granted Mr. Yosha options to purchase 50,000 shares at $0.20 per share in May 2006for his service as a director.  These options vested in May 2007 and are exercisable until May 2011.  In June 2006, we granted Mr. Yosha options to purchase 1,000,000 shares at $0.20 per share.  One-third of these options vested on June 30, 2007, one-third vested June 30, 2008 and the remaining one-third vest June 30, 2009.  These options are exercisable until June 30, 2011.  On August 9, 2007, we designated options to purchase 83,333 shares at $0.05 per share, that had previously been granted and reserved for anticipated growth, to Mr. Yosha.  35,715 of these options had already vested, 11,905 vested on July 9, 2008 and the remaining 35,713 vest one-fourth each annually beginning July 9, 2009.  These options exercisable until July 9, 2014.

In June 2006, we granted Mr. Kukuchka options to purchase 250,000 shares at $0.20 per share.  50,000 of these options vested on June 30, 2007 and are exercisable until June 30 2012; 50,000 vested on June 30, 2008 and are exercisable until June 30, 2013; and the remaining 150,000 vest one-third each annually beginning June 30, 2009, and expire one-third each annually beginning June 30, 2014..

There were no grants of plan-based awards to either of the Named Officers during the fiscal year ended September 30, 2008.

Outstanding Equity Awards At Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number 0f Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Victor J. Yosha	6,500,000 50,000 666,666 47,620	-0- -0- 333,334 (1) 35,713 (2)	-0- -0- -0- -0-	0.05 0.20 0.20 0.05	07/09/2014 05/02/2011 06/30/2011 07/09/2014	N/A	N/A	N/A	N/A-
Jerry A. Kukuchka	50,000 50,000 -0- -0- -0-	-0- -0- 50,000 (1) 50,000 (3) 50,000 (4)	-0- -0- -0- -0- -0-	0.20 0.20 0.20 0.20 0.20	06/30/2012 06/30/2013 06/30/2014 06/30/2015 06/30/2016	N/A	N/A	N/A	N/A
_________________

(1)	These options vest on June 30, 2009.
(2)	One third of these options vest annually beginning July 9, 2009.
(3)	These options vest on June 30, 2010.
(4)	These options vest on June 30, 2011.

During the fiscal year ended September 30, 2008, there were no exercises of stock options by the Named Officers.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Victor J. Yosha, whose compensation has been disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gordon E. Beckstead	-0-	-0-	13,778 (1)	-0-	-0-	-0-	13,778
Carlyle Griffin	-0-	-0-	-0- (2)	-0-	-0-	-0-	-0-
Tom Grimm	-0-	-0-	-0- (3)	-0-	-0-	-0-	-0-
R.J. Wittenbrink	-0-	-0-	-0- (4)	-0-	-0-	-0-	-0-
Douglas A. Miller	-0-	-0-	4,513 (5)	-0-	-0-	-0-	4,513
_____________________

(1)
Mr. Beckstead was originally granted options to purchase 7,000,000 shares by V2K Window Fashions in July 2004.  Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms.

At the time of the replacement, options to purchase 2,666,670 shares had vested, options to purchase 2,166,670 shares vested in July 2006, and options to purchase 2,166,660 shares vested in July 2007. These options are exercisable at $0.05 per share until July 9, 2014. We granted Mr. Beckstead options to purchase 50,000 shares at $0.20 per share in May 2006 for his service as a director. These options vested on May 2, 2007 and are exercisable until May 2, 2011. On June 30, 2006, we granted Mr. Beckstead options to purchase 1,000,000 shares at $0.20 per share. One-third of these options vested on June 30, 2007, one-third vested on June 30, 2008 and the remaining one-third vest June 30, 2009. These options are exercisable until June 30, 2011. On August 9, 2007, we designated options to purchase 83,333 shares at $0.05 per share, that had previously been granted and reserved for anticipated growth, to Mr. Beckstead. 35,715 of these options had already vested, 11,905 vested on July 9, 2008, and the remaining 35,713 vest one-third each annually beginning July 9, 2009. These options are exercisable until July 9, 2014.

(2)
Mr. Griffin was originally granted options to purchase 1,250,000 shares by V2K Window Fashions in July 2004.  Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms.  At the time of the replacement, options to purchase 416,670 shares had vested, options to purchase 416,670 shares vested in July 2006, and options to purchase 416,660 shares vested in July 2007.  These options are exercisable at $0.05 per share until July 9, 2014.  On June 30, 2006, we granted Mr. Griffin options to purchase 50,000 shares at $0.20 per share.  10,000 of these options vested on June 30, 2007 and are exercisable until June 30 2012; 10,000 vested on June 30, 2008 and are exercisable until June 30, 2013; and the remaining 30,000 vest one-third each annually beginning June 30, 2009, and expire one-third each annually beginning June 30, 2014.  We granted Mr. Griffin options to purchase 50,000 shares at $0.20 per share in October 2006 for his service as a director.  These options vested on October 17, 2007 and are exercisable until October 17, 2011.

(3)	We granted Mr. Grimm options to purchase 50,000 shares at $0.20 per share on May 2, 2006 for his service as a director. These options vested on May 2, 2007 and are exercisable until May 2, 2011.

(4)
Mr. Wittenbrink was originally granted options to purchase 1,500,000 shares by V2K Window Fashions in July 2004.  Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms.  At the time of the replacement, options to purchase 500,000 shares had vested, options to purchase 500,000 shares vested in July 2006, and options to purchase 500,000 shares vested in July 2007.  These options are exercisable at $0.05 per share until July 9, 2014.  We granted Mr. Wittenbrink options to purchase 50,000 shares at $0.20 per share in May 2006 for his service as a director.  These options vested on May 2, 2007 and are exercisable until May 2, 2011.  On August 9, 2007, we designated options to purchase 83,333 shares at $0.05 per share, that had previously been granted and reserved for anticipated growth, to Mr. Wittenbrink.  35,715 of these options had already vested, 11,905 vested on July 9, 2008, and the remaining 35,713 vest one-third each annually beginning July 9, 2009.  These options exercisable until July 9, 2014.

Employment Agreements

We do not have employment agreements with any of our executive officers.  We do not have any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of our company or a change in the named executive officer's responsibilities.

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

As of September 30, 2008, 28,225,660 options were outstanding under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of September 30, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gordon E. Beckstead 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	13,242,732 (2)	32.9%
Victor J. Yosha 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	13,052,128 (3)	32.9%
R.J. Wittenbrink 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	4,217,378 (4)	12.6%
Robert & Lynda Leo 3445 W. 45th Avenue Denver, CO 80211	3,383,013 (5)	10.1%
Carlyle Griffin 16163 Canyon Wren Way Morrison, Colorado 80465	2,154,720 (6)	6.6%
Lea Blohm P.O. Box 3740 Parker, Colorado 80134	2,060,535 (7)	6.5%
Ed Williams 1506 Thornebrooke Circle Dalton, GA 30720	2,050,000 (8)	6.5%
Michael J Lee 2805 Norris Avenue Winter Park, FL 32789	1,789,790 (9)	5.4%
Samuel Smith 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	1,320,292 (10)	4.0%
Tom Grimm 1895 Stone Hollow Drive Bountiful, Utah 84010	550,000 (11)	1.7%
Douglas A. Miller 6435 Umber Circle Arvada, CO 80007	524,370 (12)	1.7%
Jerry A. Kukuchka 13949 W. Colfax Avenue, Suite 250 Lakewood, Colorado 80401	200,000 (13)	0.6%
All officers and directors as a group (8 persons)	35,261,620 (14)	66.1%
_____________________

(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from September 30, 2008, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.  Percentages are based on 31,467,336 shares outstanding.

(2)
Includes 7,764,286 shares issuable upon the exercise of vested stock options and 970,826 shares issuable upon the exercise of warrants.  Does not include shares issuable upon the conversion of a promissory note.

(3)
Includes 7,264,286 shares issuable upon exercise of vested stock options and 887,362 shares issuable upon exercise of warrants.  Does not include shares issuable upon the conversion of a promissory note.

(4)	Includes 1,597,620 shares issuable upon exercise of vested stock options and 354,718 shares issuable upon exercise of warrants.
(5)	Includes 2,033,333 shares issuable upon the exercise of vested stock options.
(6)	Includes 1,320,000 shares issuable upon exercise of vested stock options.
(7)	Includes 250,000 shares issuable upon exercise of warrants.
(8)	Includes 50,000 shares issuable upon exercise vested stock options.
(9)	Includes 1,769,790 shares issuable upon exercise of vested stock options.
(10)	Includes 1,250,292 shares issuable upon exercise of vested stock options and 25,000 shares issuable upon exercise of warrants.
(11)	Includes 50,000 shares issuable upon exercise of vested stock options and 250,000 shares upon the exercise of warrants.
(12)	Includes 25,000 shares issuable upon the exercise of warrants.
(13)	Includes 100,000 shares issuable upon exercise of vested stock options and 50,000 shares upon the exercise of warrants.
(14)	Includes 19,346,484 shares issuable upon exercise of vested stock options and 2,562,906 shares upon the exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	11,225,660	$0.10	18,774,340
Equity compensation plans not approved by security holders	17,000,000	$0.05	-0-
Total	28,225,660	$0.07	18,774,340

Item 13.            Certain Relationships and Related Transactions, and Director Independence

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

Bridge Loans.  In January 2006, Gordon Beckstead, Victor J. Yosha, and R.J. Wittenbrink each loaned us $25,000 as part of a bridge loan we obtained in the aggregate amount of $200,000.  Messrs. Beckstead, Yosha and Wittenbrink are officer, directors, and principal shareholders of the company.  Their loans were made on the same terms as those received from non-affiliated third party lenders.  The associated loan agreement and promissory note called for quarterly interest payments in arrears at the rate of four percent plus the prime rate as published in the Money Rate Table of the Western Edition of the Wall Street Journal.  Repayment of the promissory note was to commence upon the earlier of (a) the completion of our private placement or (b) July 5, 2006.  At the option of the lenders, at any time prior to consummation of the private placement, the lenders could convert all or any of the principal amounts into the securities on the same terms as those offered in the private placement.  Upon the minimum portion of the private placement having been sold, the lenders were required to convert at least 50% of the note principal.  In August 2006, all of the lenders entered into an amendment to the loan agreement and promissory note, whereby they agreed to convert the entire amount of the note immediately prior to the closing of the private placement, so long as the minimum offering was sold.  We further agreed that if we had failed to close the private placement by January 5, 2007, we would repay half of the principal amount of the notes by January 31, 2007 and the remainder by applying $3,000 from the sale of each franchise until the notes were paid in full.  Messrs. Beckstead, Yosha and Wittenbrink agreed to defer repayment of their loans until the non-affiliated lenders had been paid.  In January 2007, all of the lenders extended the deadline for closing the private placement to January 31, 2007.

Effective January 31, 2007, all of the lenders, including Messrs. Beckstead, Yosha, and Wittenbrink, converted their loans into securities on the same terms as those offered in our private placement.  Each of Messrs. Beckstead, Yosha and Wittenbrink received 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock.  The warrants are exercisable at $0.50 per share until September 30, 2009.  We granted registration rights with respect to all of the shares purchased in the private placement.  Accordingly, the 125,000 shares issued to each of Messrs. Beckstead, Yosha and Wittenbrink were registered for resale.

For the years ended September 30, 2008 and 2007, we paid interest of $0 and $1,021, respectively to each of Messrs. Beckstead, Yosha and Wittenbrink, respectively.

We issued warrants to purchase an aggregate of 1,000,000 shares of common stock to all of the lenders when the loans were made.  The warrants are exercisable at $0.30 per share and expire January 5, 2010.  We granted piggyback registration rights (on a “best efforts” basis) with respect to the shares issuable upon exercise of these warrants.

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

On September 30, 2008,we consolidated and restructured amounts loaned to us by Messrs. Beckstead, Wittenbrink, and Yosha from January 2008 through September 2008.  The amounts had been loaned primarily as demand notes with interest at 12% per annum.

The new notes are secured by the assets of V2K Technology and mature nine months from date of issuance, subject to a three-month extension at our option. Interest is paid semi-annually and accrues at the rate of 12% per annum.  The notes are convertible into shares of our common stock at any time at the option of the holder at 90% of the volume-weighted average price for the 20 trading days immediately preceding the date of conversion, subject to a floor price of $0.15.

For each dollar that has been loaned, we issued two redeemable common stock purchase warrants, one of which is exercisable at $0.15 per share for two years and one of which is exercisable at $0.25 for three years.  Each warrant is exercisable to purchase one share of common stock.

Accordingly, we issued new notes and warrants as follows:

Lender	Amount of new note	Number of $0.15 warrants	Number of $0.25 warrants
Gordon E. Beckstead	$360,413	360,413	360,413
R.J. Wittenbrink	$52,359	52,359	52,359
Victor J. Yosha	$318,681	318,681	318,681

Future Transactions.  All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Director Independence

As of the date of this report, our common stock is not listed on an exchange. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Douglas A. Miller, Tom Grimm and Carlyle Griffin are considered independent directors under the above definition.  We do not list that definition on our Internet website.

Item 14.          Principal Accountant Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2007	$94,675	-0-	$8,795	-0-
2008	$81,797	-0-	$12,725	-0-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (3)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (3)
10.5	Convertible Note in Favor of Gordon E. Beckstead dated September 30, 2008 (4)
10.6	Convertible Note in Favor of R. J. Wittenbrink dated September 30, 2008 (4)
10.7	Convertible Note in Favor of Victor J. Yosha dated September 30, 2008 (4)
10.8	Security Agreement with Gordon E. Beckstead, R. J. Wittenbrink and Victor J. Yosha dated September 30, 2008 (4)
14.1	Code of Ethics for Chief Executive Officer
14.2	Code of Ethics for Chief Financial Officer
14.3	Code of Ethics for Principal Accounting Officer
14.4	Code of Ethics for Director of Operations
16.1	Letter from Gordon, Hughes & Banks, LLP (5)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
____________________
(1)	Filed as an exhibit to the registrant's registration statement on Form SB-2, file number 333-141201, filed March 9, 2007.
(2)	Filed as an exhibit to the registrant's current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.
(3)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated September 30, 2008, file number 333-141201, filed October 6, 2008.
(5)	Filed as an exhibit to the registrant’s current report on Form 8-K dated October 28, 2008, file number 333-141201, filed November 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

Date: December 24, 2008	/s/ Victor J. Yosha
Victor J. Yosha, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victor J. Yosha	President, Chief Executive Officer and Director	December 24, 2008
Victor J. Yosha	(Principal Executive Officer)

/s/ Jerry A. Kukuchka	Chief Financial Officer	December 24, 2008
Jerry A. Kukuchka	(Principal Financial Officer)

/s/ Gordon E. Beckstead	Director	December 29, 2008
Gordon E. Beckstead

Director
Carlyle Griffin

/s/ R. J. Wittenbrink	Director	December 24, 2008
R.J. Wittenbrink

Director
Tom Grimm

Director
Douglas A. Miller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
V2K International, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheet of V2K International, Inc. as of September 30, 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V2K International, Inc. as of September 30, 2008, and the results of its operations and its cash flows for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has a working capital deficit at September 30, 2008, and has an accumulated deficit of $3,291,434 as of September 30, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
December 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
V2K International, Inc.
Lakewood, Colorado

We have audited the consolidated balance sheet of V2K International, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of V2K International, Inc. and subsidiaries as of September 30, 2007, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

  Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
December 11, 2007

V2K INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS	2008	2007
Cash and cash equivalents	$23,059	$270,389
Cash - restricted	55,091	42,289
Accounts receivable, net of allowance for
doubtful accounts of $41,483 (2008) and $40,057 (2007)	582,068	581,808
Current portion of notes receivable	38,303	117,999
Inventory	-	8,343
Prepaid expenses and other	202,763	91,151
Total Current Assets	901,284	1,111,979

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation of $238,133 (2008) and $264,433 (2007)	107,485	150,052

REACQUIRED FRANCHISE RIGHTS	73,409	43,459

NOTES RECEIVABLE - net of current portion	10,763	30,323

Total Assets	$1,092,941	$1,335,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$943,903	$1,122,356
Current portion of note payable - other	34,005	109,211
Current portion of capital lease obligations	3,481	3,642
Line of credit	250,000	100,000
Notes payable - related parties	731,453	-
Current portion of deferred rent	28,786	-
Unearned income	61,582	142,829
Total Current Liabilities	2,053,210	1,478,038

LONG TERM LIABILITIES
Capital lease obligations, net of current portion	-	3,481
Note payable - other, net of current portion	-	30,789
Deferred rent, net of current portion	134,560	115,058
Total Long Term Liabilities	134,560	149,328
Total Liabilities	2,187,770	1,627,366

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 31,467,336 shares (2008) and
31,147,336 shares (2007)	31,467	31,147
Additional paid-in capital	2,165,138	1,982,455
Accumulated (deficit)	(3,291,434)	(2,305,155)
Total Stockholders' Equity (Deficit)	(1,094,829)	(291,553)

Total Liabilities and Stockholders' Equity (Deficit)	$1,092,941	$1,335,813

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	2008	2007
REVENUES
Sales of franchises	$1,047,727	$2,044,822
Royalty and advertising fees	618,899	835,824
Sales of materials and supplies	4,584,072	5,454,937
Total Revenues	6,250,698	8,335,583

OPERATING EXPENSES
Cost of franchise sales	636,799	1,144,283
Cost of materials and supplies	4,310,822	5,239,864
Research and development expenses	317,891	426,069
Selling, general and administrative expenses	1,939,652	2,590,384
Total Operating Expenses	7,205,164	9,400,600

(LOSS) FROM OPERATIONS	(954,466)	(1,065,017)

OTHER INCOME (EXPENSES)
Interest (expense)	(56,241)	(20,230)
Other income	32,303	62,564
(Loss) on disposition of assets	(7,875)	(690)
Gain on sale of LLC	-	19,179
Total Other Income (Expense)	(31,813)	60,823

NET (LOSS) BEFORE INCOME TAXES	(986,279)	(1,004,194)

PROVISION FOR INCOME TAX	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(986,279)	$(1,004,194)

(LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAX	$-	$(10,157)

NET (LOSS)	$(986,279)	$(1,014,351)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0315)	$(0.0338)

NET(LOSS) PER SHARE FROM CONTINUED
OPERATIONS
Basic and diluted	$(0.0315)	$(0.0335)

NET(LOSS) PER SHARE FROM DISCONTINUED
OPERATIONS	$-	$(0.0003)
Basic and diluted

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	31,360,003	30,000,774

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

			Additional	Subsciptions
	Common Stock		Paid-In	Receivable		Accumulated
	Shares	Par Value	Capital	Shares	Amount	(Deficit)	Total

Balances, October 1, 2006	27,378,586	$27,379	$1,077,617	150,000	$30,000	$(1,290,804)	$(155,808)

Sale of common stock for
cash at $0.20 per share, net
of offering costs of $82,413	2,268,750	2,268	369,338	(150,000)	(30,000)	-	341,606

Stock compensation expense	-	-	237,000	-	-	-	237,000

Conversion of bridge loan
into common stock at $0.20
per share	1,000,000	1,000	199,000	-	-	-	200,000

Conversion of debentures
into common stock at $0.20
per share	500,000	500	99,500	-	-	-	100,000

Net (loss)	-	-	-	-	-	(1,014,351)	(1,014,351)

Balances, September 30, 2007	31,147,336	$31,147	$1,982,455	-	$-	$(2,305,155)	$(291,553)

Stock Issued for franchise rights	20,000	20	3,980	-	-	-	4,000
@ .20 per share

Stock Compensation Expense	-	-	83,057	-	-	-	83,057

Stock Issued for services
@ .29 per share	300,000	300	86,700	-	-	-	87,000

Warrants issued on Bridge Loan	-	-	8,946	-	-	-	8,946

Net Loss FY2008	-	-	-	-	-	(986,279)	(986,279)
Balances, September 30, 2008	31,467,336	$31,467	$2,165,138	-	$-	$(3,291,434)	$(1,094,829)

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(986,279)	$(1,014,351)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Depreciation and amortization	44,832	61,871
Bad debt provision	65,351	90,582
Rent expense satisfied with debt	-	15,833
Stock issued for franchise rights	4,000	-
Warrants issued on Brideg Loan	8,946	-
Stock issued for services	87,000	-
Stock compensation expense	83,057	237,000
Loss on disposition of assets	7,874	690
(Gain) on sale of LLC	-	(19,179)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(65,611)	88,328
Decrease (increase) in prepaid expenses and other	(111,612)	10,053
Decrease (increase) in notes receivable	99,256	(51,165)
Decrease in inventory	8,343	482
Decrease (increase) in accounts payable and accrued expenses	(178,453)	28,323
Proceeds from deferred rent	48,288	26,616
Acquisition of franchises and interests therein	(29,950)	(43,459)
(Decrease) in unearned income	(81,247)	(3,346)

Net cash (used) by operating activities	(996,205)	(571,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	13,827	-
Proceeds from sale of LLC	-	29,950
Purchase of property and equipment	(23,966)	(29,863)

Net cash provided (used) by investing activities	(10,139)	87

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	371,608
(Decrease) in subscriptions receivable	-	(30,000)
Proceeds from capital lease	-	8,961
Proceeds from notes payable - related parties	731,453	-
(Payments) on note payable	(105,995)	-
(Payments) on capital lease obligation	(3,642)	(1,838)
Proceeds from line of credit	150,000	100,000
(Payments) on bank loan	-	(12,948)

Net cash provided by financing activities	771,816	435,783

NET INCREASE (DECREASE) IN CASH	(234,528)	(135,852)

CASH, BEGINNING OF PERIOD	312,678	448,530

CASH, END OF PERIOD	$78,150	$312,678

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended September 30, 2008 and September 30, 2007, the Company paid cash of $25,842 and $29,763, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended September 30, 2008, the Company incurred $83,057 of stock compensation expense, issued 300,000 shares at $.29 for services, 20,000 shares at $.20 to reacquire franchise rights, issued 731,453 warrants at $0.15 and 731,453 warrants at $0.25 attached to the bridge loan (see Note 8).

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents at September 30, 2008 and September 30, 2007 consist of:

	2008	2007
Cash	$23,059	$270,389
Restricted cash (Note 1)	55,091	42,289
	$78,150	$312,678

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

Details of the Company’s subsidiaries as of September 30, 2008 are described below:

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

PRIVATE OFFERING MEMORANDUM

Using a Private Offering Memorandum dated September 6, 2006, the Company offered for sale 3,750,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant, which were immediately detachable, at $0.20 per Unit pursuant to exemptions from registration contained in Section 3(b) and Rule 506 of Regulation D of the Securities Act of 1933 and the securities laws of certain states, for a total of $750,000. Each warrant initially entitled the holder to purchase one share of common stock at an exercise price of $0.50 per share through September 30, 2008. The exercise period was extended to September 30, 2009. All warrants are automatically redeemable by the Company at $0.001 if the common stock is then listed on a recognized stock exchange or trading at $1.00 per share for 20 consecutive trading days.

At September 30, 2006, the Company had received subscriptions totaling $287,000, including $15,000 from officers of the Company (see Note 15) and $30,000 for which the corresponding shares of common stock (150,000 shares) had not been issued.

On January 31, 2007, the Company closed the private placement, having sold 3,553,750 Units for $710,750 ($0.20 per unit), including $15,000 to officers of the Company (see Note 15).  On  July 11, 2007, the SEC declared the Company’s Form SB-2 registration statement effective, registering the shares underlying the private placement for resale.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of September 30, 2008, had an accumulated deficit of $3,291,434.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

FRANCHISE OPERATIONS

Franchise Overview

The Company currently supports independently owned franchises located in thirty-nine states, three  provinces in Canada and Aruba. A summary of franchise activity is as follows:

	September 30, 2008	September 30, 2007
Franchises in operation - beginning of period	182	182
Franchises sold during the period	19	34
Franchises cancelled, terminated or repurchased during the period	(31)	(34)
Franchises in operation - end of period	170	182

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value.  In the twelve months ended September 30, 2008 and 2007 the Company reacquired franchise rights from two and three franchisees, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the twelve months ended September 30, 2008 and September 30, 2007, the Company repossessed 29 and 31 franchises, respectively.

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

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 73% and 65% of total revenue for the years ended September 30, 2008 and September 30, 2007, respectively.

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

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of September 30, 2008, no impairment has been recorded.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use.  If assets are determined to be impaired, then the asset will be written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures. As of September 30, 2008, no impairment has been recorded.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Total advertising expense for the years ended September 30, 2008 and September 30, 2007 was $123,282 and $196,603, respectively. Advertising expense does not include expenditures on behalf of franchisees from the National/Regional/Local Advertising Fund (see Note 1 – Cash Equivalents).

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

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the
Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the years ended September 30, 2008 and September 30, 2007 were $317,891 and $426,069, respectively.

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

The primary entities in which the Company possesses a variable interest are franchise entities, which operate our franchised window fashions.  The Company does not possess any ownership interests in franchise entities, other than one wholly-owned franchise which we owned and consolidated until its sale in July 2007 (see Note 1 – Organization and Note 17). The Company does not generally provide financial support to the franchises.  Management has reviewed the franchise entities and determined that, other than the former 100% owned franchise, the Company is not the primary beneficiary of the entities, and therefore, these entities have not been consolidated.

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

For the years ended September 30, 2008 and September 30, 2007 all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method.  Under that transition method, employee compensation cost of $83,057 and $237,000 was recognized in the years ended September 30, 2008 and 2007, respectively. Results from prior periods have not been restated. The Company has elected to use the simplified method of calculating the expected term of the stock options to compute fair value under the Black-Scholes option-pricing model.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION (CONTINUED)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	2008	2007
Expected option life-years	2.5 – 7.00	3.00
Risk-free interest rate	2.31% -3.83%	5.25%
Dividend yield	-	-
Volatility	58% - 121%	68%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2008 and September 30, 2007, there were no cash equivalents.

Cash at September 30, 2008 and September 30, 2007 includes $55,091 and $42,289, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

SHIPPING AND HANDLING FEES AND COSTS

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as an expense in cost of materials and supplies.

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

The Company maintains cash accounts at a single financial institution. At September 30, 2008 and 2007, the Company had $0 and $57,758, respectively on deposit in excess of the federally insured amount. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is minimal.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK (CONTINUED)

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

For the years ended September 30, 2008 and September 30, 2007, approximately 69% and 64%, respectively, of materials and supplies were acquired from three major vendors, the largest vendor’s activity representing 38% and 35%, respectively, of the total. The related accounts payable to the largest vendor was approximately $291,131 as of September 30, 2008, and $311,704 as of September 30, 2007.

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

RECENT PRONOUNCEMENTS

EITF No. 03-6-1 – In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“EITF No. 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential effect of EITF No. 03-6-1 on its financial statements

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS No. 162 to have a material impact on its financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

FSP No. 142-3 – In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently assessing the potential effect of FSP No. 142-3 on its financial statements.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consists of amounts due from franchisees for sale of merchandise at September 30, 2008 and September 30, 2007, as follows:

	2008	2007
Accounts receivable – trade	$623,551	$621,865
Less allowance for doubtful accounts	(41,483)	(40,057)
	$582,068	$581,808

The Company performs ongoing credit evaluations of its franchisees and has not required collateral or other forms of security for product sales or franchisee fees. The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The Company’s allowance for doubtful accounts increased by $1,426 from September 30, 2007 to September 30, 2008, and the Company charged directly to operations $65,351 and $90,582 of uncollectible accounts in the years ended September 30, 2008 and September 30, 2007, respectively.

Notes receivable consists of balances due from franchisees. The notes are interest and non-interest bearing and are payable in monthly installments of $414 to $33,317, maturing at various dates through October 2009. The Company has recorded interest on the non-interest bearing notes, discounted at an imputed interest rate of 5.75%. At September 30, 2008 and September 30, 2007, notes receivable are comprised of:

	2008	2007
Notes receivable, fair value	$69,300	$175,896
Less allowance	(20,234)	(27,574)
	49,066	148,322
Less current portion	(38,303)	(117,999)
Long term portion	$10,763	$30,323

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE (CONTINUED)

The Company performs ongoing credit evaluations of its creditors and has not required collateral or other forms of security for promissory notes. The Company maintains an allowance for potential losses based on its estimate of uncollectible amounts. The Company’s allowance for uncollectible notes receivable decreased by $7,340 from September 30, 2007 to September 30, 2008.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and September 30, 2007 consists of the following:

	2008	2007
Furniture and equipment	$68,243	$99,162
Computer equipment	89,624	88,060
Software	86,800	86,490
Leasehold improvements	91,990	131,812
Assets under capital lease	8,961	8,961
	345,618	414,485

Less accumulated depreciation and amortization	(238,133)	(264,433)

	$107,485	$150,052

Depreciation and amortization expense (includes assets under capital lease) for the years ended September 30, 2008 and September 30, 2007 was $44,832 and $61,871, respectively.

NOTE 4 – NOTE PAYABLE - OTHER

Note payable – other at September 30, 2008 and September 30, 2007 consists of the currently deferred portion of the Company’s monthly rent obligation under an office lease entered into effective September 15, 2002. Under the terms of the lease, the landlord has deferred a portion of the monthly rent aggregating $140,000 over the period September 15, 2002 to August 15, 2007. The deferred portion is evidenced by a non-interest bearing promissory note. The Company accretes the deferred portion of the monthly rent utilizing an imputed interest rate of 5.75%. The note decreased by $105,995 during the year ended September 30, 2008. The note increased $15,833 during the year ended September 30, 2007.  The balance at September 30, 2008 and September 30, 2007 of $34,005 and $140,000, respectively, represents the accretion of the note.

Future minimum payments under the terms of the note are as follows:

Year ending September 30, 2009	$ 34,005

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 5 – CAPITAL LEASE OBLIGATIONS

Capitalized lease obligations at September 30, 2008 consist of a lease for office equipment, repayable in monthly installments of $316, and bearing an interest rate of 16.3%.

Future minimum payments on capitalized leases are as follows:

Year ending September 30, 2009	$3,796
3,796
Less amount representing interest	(315)
Present value of net minimum lease payments	3,481
Less current maturity	(3,481)
Long-term portion	$0

NOTE 6 – LINE OF CREDIT

In August 2007, the Company opened a line of credit with a commercial bank in the amount of $250,000. The line of credit is collateralized with a first priority security interest in the personal property of Windows ($715,957 carrying value of collateral at September 30, 2008), and up to 125% of the amount is personally guaranteed by officers of the Company (see Note 15). Interest on the outstanding principal balance accrues at the Prime Rate, as set by the bank, and is payable monthly. The line of credit is available until February 26, 2009, at which time any outstanding principal balance and accrued interest are due. There is no prepayment penalty on the principal balance.

At September 30, 2008 and 2007, the Company had drawn $250,000 and 100,000, respectively against the line of credit.

NOTE 7 – NOTE PAYABLE – BANK

In May 2004, the Company entered into a loan agreement with a commercial bank for equipment in the amount of $54,103. The loan was satisfied during the year ended September 30, 2007.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

On September 30, 2008 the Company consolidated and restructured $731,453 in amounts previously loaned to the Company by three officers and directors.  The amounts had been loaned to the Company primarily as demand notes with interest at 12% per annum. The new notes are secured by the assets of V2K Technology, a wholly owned subsidiary of the Company, and mature nine months from date of issuance , subject to a three-month extension at the option of the Company.  Interest is paid semi-annually and accrues at the rate of 12% per annum.  The notes are convertible into shares of the Company’s common stock at any time at the option of the holder at 90% of the volume weighted average price for the 20 trading days immediately preceding the date of conversion, subject to a floor price of $0.15.

Also, for each dollar that was loaned, the Company issued two redeemable common stock purchase warrants, one exercisable at $0.15 per share for two years the other exercisable at $0.25 per share for three years. Each warrant is exercisable to purchase one share of common stock. The calculated value of these warrants issued was $8,946 which was recorded as interest expense in these consolidated financial statements. The calculation was determined using methods prescribed by SFAS 123, and using the Black-Scholes warrant pricing model with the following assumptions: Expected option life of 1.0 and 1.5 years, Risk-free interest rate of 2.0% and 2.28%, and volatility of 85% and 93%. No beneficial conversion on these warrants exists because the quoted market rate of the stock was below the “floor” conversion rate on September 30, 2008.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

In January 2006, the Company issued $200,000 of convertible promissory notes for cash, including $75,000 to officers of the Company (see Note 15).  The notes required quarterly interest payments in arrears at the rate of four percent plus the prime rate as published in the Money Rate Table of the Western Edition of the Wall Street Journal. Repayment of the notes was to commence upon the earlier of (a) the completion of a private placement or (b) July 5, 2006.  If repayment were to commence pursuant to the completion of the private placement, the entire amount of the notes, except for any amounts that had been converted (see below) would be repaid from the proceeds of the private placement.  At the option of the lenders, at any time prior to the consummation of the private placement, the lenders could convert all or any of the principal amounts into the securities in the private placement.  Upon the minimum portion of the private placement having been sold, the lenders were required to convert at least fifty percent of the note into the private placement.

On January 31, 2007, the Company closed the private placement (see Note 1 – Private Offering Memorandum) and all of the bridge loan lenders converted the entire amount of the note into 1,000,000 units ($0.20 per unit), consisting of 1,000,000 shares of common stock and 1,000,000 warrants to purchase shares of common stock at $0.50 per share.

Interest accrued and paid on the bridge loan for the year ended September 30, 2007 was $8,167.

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

NOTE 9 – DEFERRED RENT

In July 2007 the Company entered into a non-cancelable lease for office facilities (see Note 16 – Leasehold Commitments). The lease agreement contains a tenant improvement allowance of $108,570, of which the Company has capitalized $91,206 as leasehold improvements. The unused amount of $17,364 was used as rent reduction for February and March 2008, in the amounts of $14,024 and $3,340, respectively. As of September 30, 2008, $71,859 of the capitalized leasehold improvements remains unamortized.  The Company recognizes a deferred rent liability for the utilized tenant improvement allowances within other long-term liabilities and amortizes these amounts over the term of the lease as a reduction of rent expense. The lease also contains a rent escalation clause. The Company records rental expense on a straight-line basis over the term of the lease, with $91,487 deferred as of September 30, 2008.  Total deferred rent at September 30, 2008 was $163,346. Remaining amortization as follows:

Year ending September 30, 2009	$28,786
Year ending September 30, 2010	34,216
Year ending September 30, 2011	39,644
Year ending September 30, 2012	45,073
Thereafter	15,627
$163,346

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 – CONVERTIBLE DEBENTURES

In 2005, the Company issued $100,000 of convertible debentures for cash, including $50,000 to an officer of the Company (see Note 15). The debentures had a three-year term, and matured in February 2008. These debentures required quarterly interest only payments at the Wall Street Journal prime rate plus 1%.  On January 31, 2007, the debenture holders converted all $100,000 in debentures into 500,000 shares of common stock ($0.20 per share).

Interest accrued and paid on the debentures for the year ended September 30, 2007 was $2,313.

NOTE 11– STOCKHOLDERS’ EQUITY

COMMON STOCK

During the year ended September 30, 2008 the Company issued 300,000 shares at $.29 per share for services rendered and 20,000 shares at $.20 per share to reacquire franchise rights.

During the year ended September 30, 2007 the Company: sold 2,268,750 shares of common stock for cash of $453,750 ($0.20 per share); accepted the conversion of a $200,000 bridge loan (see Note 8) into 1,000,000 shares of common stock ($0.20 per share); and accepted the conversion of $100,000 of convertible debentures (see Note 10) into 500,000 shares of common stock ($0.20 per share).

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

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11– STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company’s stock option plans as of September 30, 2008 and September 30, 2007, and changes during the years then ended is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of period	29,180,660	$0.070	29,180,660	$0.069

Granted	110,000	0.249	50,000	0.200

Cancelled	(865,000)	0.143	(50,000)	0.140

Expired	(200,000)	0.057	-	-

Outstanding at end
of period	28,225,660	0.069	29,180,660	0.070

Options exercisable at
period end, option price
range $0.05 - $0.29	24,597,205	0.058	23,476,785	0.058

Weighted average remaining
contractual life of options
exercisable at period end	5.41		6.32

Weighted average of fair
value of options granted
during the period	$0.249		$0.097

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method.  Under that transition method, the employee compensation cost of $83,057 and $237,000 was recognized in the years ended September 30, 2008 and 2007 which includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

As September 30, 2008, there was $56,091 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over the next 21 months.

In the year ended September 30, 2008, 110,000 new options were issued under the Plan.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11– STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

The calculated value of stock options granted under the Plan, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions:

2008
Expected option life-years	2.5 – 7.0
Risk-free interest rate	2.31% - 3.83%
Dividend yield	-
Volatility	58% - 121%

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended September 30, 2008 and September 30, 2007 is as follows:

	2008	2007

Federal	34%	34%
State	4%	4%
Net operating loss carryforward	-	-
Increase in valuation allowance	(38%)	(38%)
	-	-

At September 30, 2008, the Company had a net operating loss carry forward of approximately $2,725,000 that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2028.  A portion of the net operating loss carryovers begin expiring in 2019.

Deferred tax assets are as follows:

	2008	2007
Deferred tax asset due to net operating loss	$1,036,000	$691,000
Valuation allowance	(1,036,000)	(691,000)
	-	-

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 12 - INCOME TAXES (CONTINUED)

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at September 30, 2008 and September 30, 2007 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $337,000 and $270,000 for the years ended September 30, 2008 and September 30, 2007, respectively.

Effective October 1, 2007 the Company must adopt the provisions of Financial Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  Management does not believe the adoption will have a material impact on future results of operations.

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

During the years ended September 30, 2008 and September 30, 2007, inter-segment revenues were $407,771 and $558,088, respectively.  The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

There have been no material changes in the amount of assets of any operating segment since the last annual report.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

Segment information for the years ended September 30, 2008 and September 30, 2007 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2008	-	6,250,699	-	-	-	6,250,699
2007	-	8,334,983	-	-	600	8,335,583

Inter-segment revenues
2008	-	-	-	407,771	-	407,771
2007	-	-	-	558,088	-	558,088

Net (loss)
2008	(266,635)	(341,930)	(317,891)	(53,917)	(5,906)	(986,279)
2007	(237,450)	(104,461)	(426,069)	(174,762)	(71,609)	(1,014,351)

Identifiable assets (net)
2008	2,290,874	949,755	-	5,133	600	3,246,362
2007	1,680,554	1,280,045	-	42,396	600	3,003,595

Depreciation and amortization
charged to identifiable assets
2008	-	44,247	-	585	-	44,832
2007	-	39,759	-	22,112	-	61,871

Interest revenue
2008	-	19,914	-	-	-	19,914
2007	-	22,837	-	-	-	22,837

Interest expense
2008	-	25,661	-	-	-	25,661
2007	-	19,988	-	242	-	20,230

Reconciliation of segment totals to consolidated amounts:

	2008	2007
Total revenues for reportable segments	$6,658,470	$8,893,670
Elimination of inter-segment revenues	(407,771)	(558,088)
Total Consolidated Revenues	$6,250,699	$8,335,583

Reconciliation of segment totals to consolidated amounts (continued):

	2008	2007
Identifiable assets (net)	$3,246,362	$3,003,595
Elimination of intercompany assets	(2,153,421)	(1,667,782)
Total Consolidated Assets	$1,092,941	$1,335,813

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14- SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1-Organization) to a third party. The company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the 12 month periods ended September 30, 2008 and September 30, 2007 is included in these consolidated financial statements. The sale of the assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the company, and has been included in the segment reporting footnote(see Note 13). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2008: the Company consolidated and restructured $731,453 in amounts previously loaned to the Company by three officers and directors.  The amounts had been loaned to the Company primarily as demand notes. The notes are convertible into shares of the Company’s common stock at any time at the option of the holder. Also, for each dollar that was loaned, the Company issued two redeemable common stock purchase warrants. Each warrant is exercisable to purchase one share of common stock (see Note 8).

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

LEASEHOLD COMMITMENTS

In July 2007 the Company entered into a non-cancelable lease for office facilities in Lakewood, Colorado.  The lease began August 1, 2007 and ends January 31, 2013.  The lease terms call for six months of free rent, followed by escalating rents over the life of the lease.  Minimum payments due under the lease are as follows:

Year ending September 30, 2009	$162,837
Year ending September 30, 2010	186,397
Year ending September 30, 2011	182,760
Year ending September 30, 2012	188,188
Thereafter	63,333
$783,515

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASE COMMITMENTS

The Company leases equipment under operating leases. The future minimum lease payments due under non-cancelable operating leases is as follows:

Year ending September 30, 2009	$7,260
Year ending September 30, 2010	7,260
Year ending September 30, 2011	7,260
Year ending September 30, 2012	5,746
$27,526

CONTINGENCIES

Under the terms of the member purchase agreement of Franchise LLC (see Note 1 – Organization and Note 16), the Company may be liable for an amount of any unsatisfied debt obligation that was incurred on behalf of Franchise LLC through July 31, 2007.  These potential contingent liabilities have been estimated to be approximately $22,500.

NOTE 17 – DISCONTINUED OPERATIONS

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

NOTE 18 – SUBSEQUENT EVENTS

In October 2008, the Company entered into an agreement amending the payment schedule of the promissory note carried on the consolidated financial statements as “note payable-other.” The amendment abates the October, November and December 2008 payments for 90 days, with the next payment being due January 1st, 2009. The interest continues to accrue during the abatement period and is due and payable in addition to the monthly payment on January 1st, 2009. All other terms and conditions of the note shall remain in full force and effect (see Note 4).

In October 2008, the Company entered into an agreement amending the payment schedule of the Leasehold commitment (see Note 16). The agreement calls for a temporary rent credit for the period of October 1, 2008 through December 31, 2008, during which period the Company shall pay monthly to the landlord only the common area shared expenses of $563. Also, commencing January 1, 2009 through December 31, 2009 the Company shall pay rent to the landlord of $18,093 plus rent increases and other operating cost reconciliations pursuant to the original lease. Following December 31, 2009 the Company shall revert back to payments outlined in the original lease of May 2007.