Form 10-Q
period 2008-12-31
V2K International Inc
filed 2009-02-17
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes[X]No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2009 – 31,467,336 shares of common stock

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2008	2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$4,996	$23,059
Cash - restricted	44,934	55,091
Accounts receivable, net	389,469	582,068
Current portion of notes receivable	32,963	38,303
Prepaid expenses and other	207,182	202,763
Total Current Assets	679,544	901,284

PROPERTY AND EQUIPMENT, net	99,725	107,485

REACQUIRED FRANCHISE RIGHTS	73,409	73,409

NOTES RECEIVABLE - net of current portion	13,200	10,763

Total Assets	$865,878	$1,092,941

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$897,199	$943,903
Current portion of note payable - other	34,005	34,005
Current portion of capital lease obligations	2,663	3,481
Line of credit	250,000	250,000
Notes payable - related parties	751,453	731,453
Current portion of deferred rent	39,853	28,786
Unearned income	56,376	61,582
Total Current Liabilities	2,031,549	2,053,210

LONG TERM LIABILITIES
Deferred rent, net of current portion	156,844	134,560
Total Long Term Liabilities	156,844	134,560
Total Liabilities	2,188,393	2,187,770

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 31,467,336 shares (12/31/08 and 9/30/08)	31,467	31,467
Additional paid-in capital	2,174,596	2,165,138
Accumulated (deficit)	(3,528,578)	(3,291,434)
Total Stockholders' Equity (Deficit)	(1,322,515)	(1,094,829)

Total Liabilities and Stockholders' Equity (Deficit)	$865,878	$1,092,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
REVENUES
Sales of franchises	$59,900	$296,600
Royalty and advertising fees	144,113	158,468
Sales of materials and supplies	918,203	1,187,154
Total Revenues	1,122,216	1,642,222

OPERATING EXPENSES
Cost of franchise sales	33,198	200,448
Cost of materials and supplies	865,378	1,109,417
Research and development expenses	58,626	90,567
Selling, general and administrative expenses	383,198	571,802
Total Operating Expenses	1,340,400	1,972,234

(LOSS) FROM OPERATIONS	(218,184)	(330,012)

OTHER INCOME (EXPENSES)
Interest (expense)	(26,794)	(5,293)
Other income	7,833	5,131
(Loss) on disposition of assets	-	(7,874)
Total Other Income (Expense)	(18,961)	(8,036)

NET (LOSS) BEFORE INCOME TAXES	(237,145)	(338,048)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	$(237,145)	$(338,048)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	31,467,336	31,164,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(237,145)	$(338,048)
Adjustments to reconcile net (loss) to net cash provided (used)
by operating activities
Depreciation and amortization	8,955	11,997
Bad debt provision	12,005	12,007
Rent expense satisfied with debt	-	-
Stock issued for franchise rights	-	4,000
Stock compensation expense	9,458	18,442
Loss on disposition of assets	-	7,874
Changes in assets and liabilities
Decrease in restricted cash	10,157	1,562
(Increase) in accounts receivable	180,594	(17,640)
(Increase) in prepaid expenses and other	(4,419)	(49,104)
Decrease in notes receivable	2,904	40,544
Decrease (increase) in inventory	-	8,343
(Decrease) increase in accounts payable and accrued expenses	(46,704)	(63,164)
Increase in deferred rent	33,351	40,714
(Decrease) increase in unearned income	(5,206)	(3,029)

Net cash (used) provided by operating activities	(36,050)	(325,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,195)	(13,728)

Net cash (used) by investing activities	(1,195)	(13,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	20,000	-
(Decrease) in subscriptions receivable	-	-
(Payments) on note payable - other	-	(50,000)
(Payments) on capital lease obligation	(818)	(720)
Proceeds from line of credit	-	120,806
(Payments) on bank loan	-	-

Net cash provided by financing activities	19,182	70,086

NET INCREASE (DECREASE) IN CASH	(18,063)	(269,144)

CASH, BEGINNING OF PERIOD	23,059	270,389

CASH, END OF PERIOD	$4,996	$1,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three month periods ended December 31, 2008 and December 31, 2007, the Company paid cash of $3,417 and $2,411, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended December 31, 2008, the Company incurred $9,458 of stock compensation expense.

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

Details of the Company’s subsidiaries as of December 31, 2008 are described below:

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

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without  audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2008, and the results of consolidated operations for the three month periods ended December 31, 2008 and 2007 and the consolidated cash flows for the three month periods ended December 31, 2008 and 2007. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2008 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended September 30, 2008 included in the Company’s Form 10-K on file with the SEC.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2008, had an accumulated deficit of $3,528,578.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FRANCHISE OPERATIONS

Franchise Overview
At December 31, 2008, the Company had 158 independently owned franchises located in 39 states, the Canadian provinces of Alberta and Manitoba and Aruba.

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

Reacquired Franchise Rights
The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the three month periods ended December 31, 2008 and December 31, 2007 totaled 0 and 1, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Repossessed Franchises
The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, Accounting for Franchise Fee Revenue, no fair value is assigned to these transactions.  In the three months ended December 31, 2008 and December 31, 2007, the Company repossessed 13 and 12 franchises, respectively.

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of December 31, 2008, no impairment has been recorded.

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

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 82% and 72% of total revenue for the three months ended December 31, 2008 and December 31, 2007, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.” The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the three months ended December 31, 2008 and December 31, 2007, all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the three months ended December 31, 2008 and December 31, 2007 were $58,626 and $90,567, respectively.

ALLOWANCE FOR BAD DEBTS

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable. This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of the existing franchise base. The Company believes that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed. At December 31, 2008 and September 30, 2008, allowance for doubtful accounts was $38,790 and $36,720, respectively.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for all options and warrants issued. Under that transition method, employee compensation cost of $9,458 and $18,442 was recognized in the three months ended December 31, 2008 and December 31, 2007, respectively. No options were issued during the three months ended December 31, 2008.

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION (CONTINUED)

	Three Months Ended	Three Months Ended
	December 31,	December 31
	2008	2007
Expected option life-years	2.25 – 6.75	2.25
Risk-free interest rate	2.31% - 3.83%	4.25%
Dividend yield	-	-
Volatility	58% - 121%	61%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At December 31, 2008 and September 30, 2008, there were no cash equivalents.

Cash at December 31, 2008 and September 30, 2008 includes $44,934 and $55,091, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

RECENT PRONOUNCEMENTS

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on its consolidated financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-7 is not expected to have an impact on its consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Consolidated Financial Statements.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 - STOCKHOLDERS’ EQUITY  (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for options and warrants issued. Under that transition method, the employee compensation cost of $9,458 and $18,442 recognized in the three months ended December 31, 2008 and December 31, 2007, respectively, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

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

During the three months ended December 31, 2008 and December 31, 2007, inter-segment revenues were $73,923 and $123,508, respectively. The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

Segment information for the three months ended December 31, 2008 and December 31, 2007 consists of the following:

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3 – SEGMENT INFORMATION (CONTINUED)

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2008	-	1,122,216	-	-	-	1,122,216
2007	-	1,642,222	-	-	-	1,642,222

Inter-segment revenues
2008	-	-	-	73,923	-	73,923
2007	-	-	-	123,508	-	123,508

Net (loss)
2008	(76,042)	(101,878)	(58,625)	-	(600)	(237,145)
2007	(38,633)	(160,726)	(90,567)	(42,217)	(5,905)	(338,048)

Identifiable assets (net)
2008	2,266,426	742,751	-	2,633	-	3,011,810
2007	1,626,862	1,015,292	-	5,545	600	2,648,299

Depreciation and amortization
charged to identifiable assets
2008	-	8,955	-	-	-	8,955
2007	-	11,412	-	585	-	11,997

Interest revenue
2008	-	7,649	-	-	-	7,649
2007	-	4,235	-	-	-	4,235

Interest expense
2008	22,136	4,658	-	-	-	26,794
2007	-	5,293	-	-	-	5,293

Reconciliation of segment totals to consolidated amounts:

	2008	2007
Total revenues for reportable segments	$1,196,139	$1,765,730
Elimination of inter-segment revenues	(73,923)	(123,508)
Total Consolidated Revenues	$1,122,216	$1,642,222

	2008	2007
Identifiable assets (net)	$3,011,810	$2,648,299
Elimination of intercompany assets	(2,145,932)	(1,583,485)
Total Consolidated Assets	$865,878	$1,064,814

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the three-month periods ended December 31, 2008 and December 31, 2007 is included in these condensed consolidated financial statements. The sale of assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these condensed consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 3). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2008: the Company was loaned $20,000 by two officers and directors.  The loan is payable upon demand and bears an interest rate of 12% per annum.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In November 2007, Windows (see Note 1 – Organization) entered in a consulting agreement with Window Cover Service, LLC (“Service”). The agreement requires Windows to pay Service a monthly retainer of $140 on the first of each month for eighteen months commenced in January 2008, and $5,000 per month for consulting services for twelve months commencing in January 2008. Service may terminate the agreement, at its sole option, after six months.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company was loaned a consolidated amount of $70,000 by two officers and directors.  The loan is payable upon demand and bears an interest rate of 12% per annum.

In January 2009, the Company issued 3,000,000 shares in exchange for forgiveness of $22,594 in accounts payable for services previously rendered, the issuance was approved by the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Details of the Company’s subsidiaries as of December 31, 2008 are described below:

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

Critical Accounting Policies

Franchise Operations – Overview.  Franchisees are required to pay us an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through us using approved vendors and suppliers.

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the three-month periods ended December 31, 2008 and December 31, 2007 totaled 0 and 1, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the three months ended December 31, 2008 and December 31, 2007, we repossessed 13 and 12 franchises, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. No impairment has been recorded as of either December 31, 2008 or December 31, 2007.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At December 31, 2008 and September 30, 2008, allowance for doubtful accounts was $38,790 and $36,720, respectively.

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

Share Based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the three months ended December 31, 2008 and 2007, share-based compensation was $9,458 and $18,442, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise approximately 72%-82% of total revenues, the margin on these sales ranges from 2% to no more than 10%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Three Months Ended December  31, 2008 as Compared to Three Months Ended December  31, 2007.  For the quarter ended December 31, 2008, sales of franchises decreased by $236,700 (80%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget and economic times.  Our gross margin on sales of franchises was 45% for 2008 and 32% for 2007.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended December 31, 2008, the only sale was made with the assistance of a broker.

       For the 2008 period, royalty and advertising fees decreased by $14,355 (9%).  Sales of materials and supplies decreased by $268,951 (23%).  While there were roughly the same number of franchisees in operation during each period, retail sales by franchisees in 2008 appear to reflect a downturn in the housing market.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.

       While our revenues decreased by $520,006 (32%), our operating expenses decreased by  $631,834 (32%), resulting in a decrease of $111,828 (34%) in loss from operations.

       Selling, general and administrative expenses decreased by $188,604 (33%), with the most significant decreases being in payroll (approximately $90,000), rent (approximately $9,000) accounting/legal (approximately $50,000), telephone (approximately $9,000) and travel/meals (approximately $10,000). Offsetting these decreases were increases in credit card fees (approximately $5,000).  Research and development expenses decreased by $31,941 (35%), primarily due to reductions in personnel.

       Interest expense increased by $21,501 (406%) for the 2008 period, primarily due to the $751,453 of notes payable – related parties used to cover operational losses, that did not exist at December 31, 2007.

       As a result of the above, our net loss for the quarter ended December 31, 2008 was $237,145 as compared to $338,048 for the comparable 2007 quarter, a decrease of $100,903 (30%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of December 31, 2008 and September 30, 2008 was 35 days and 36 days, respectively, as compared to 29 days at September 30, 2007.

As of December  31, 2008.  At December 31, 2008, we had a working capital deficit of $1,352,005, as compared to a deficiency of $1,151,926 at September 30, 2008.  While our current assets decreased by $221,740, our current liabilities decreased by only $21,661.  The most significant decrease in current assets was with respect to accounts receivable totaling $192,599.  The decrease in accounts receivable was primarily due to decreased sales and increased collection efforts.

The most significant decrease in current liabilities was the result of a decrease of $46,704 in our accounts payable.

Unearned income represents franchise fees received for which we are performing our initial obligations under the franchise agreement and unutilized royalty credits issued as part of initial sale.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for travel expenses for one person (up to $500) and pay lodging expenses for one person to attend the training as part of the franchisee fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s proprietary software and non-proprietary software such as Microsoft Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

For the three months ended December 31, 2008, we used cash of $36,050 for operating activities, as compared to cash used by operating activities of $325,502 for the comparable period in 2007.  The most significant factors in the decrease were net changes of $180,594 in accounts receivable and a decrease of $100,903 in net loss.  Financing activities, principally the proceeds from our notes payable – related parties, provided cash of $20,000 in 2008.  In contrast, proceeds from the line of credit provided cash of $120,806 in 2007.

 Plan of Operations

We have recently implemented a company-wide cost reduction program that we estimate will result in a monthly reduction of $60,000 in expenses and operating losses once the full effect of these measures is felt commencing in January of 2009.

In October 2007, we sold the inventory and fixed assets of V2K Manufacturing to a third party.  This has resulted in a reduction of approximately $15,000 in consolidated monthly net operating losses and approximately $13,000 per month in negative cash flow, and an increase in revenue from margin on sales of material and supplies of approximately $5,000 per month.

We have also decreased the monthly operating expenses at V2K Technology by approximately $10,000 per month, through salary reductions and a reduction in personnel.  In addition, since the version of the software for custom window treatments that is licensed to V2K Window Fashions is now complete, the costs associated with maintaining that system should incrementally decrease.  We will continue to pursue licensing opportunities with synergistic manufacturers, distributors and retailers in the commercial and home décor markets, and will propose that any license agreements we enter into will include an upfront fee for software customization.  We anticipate that development of new platforms for our technology, primarily an e-commerce/web based version of the software and a kiosk application, will not commence until fiscal 2009.

At V2K Window Fashions we have reduced monthly operating expenses by approximately $50,000, primarily via reductions in personnel and reducing the cost of some of the items we previously provided in conjunction with the purchase of a V2K Franchise.  We do not believe that this will impair our ability to sell franchises.  Beginning in fiscal 2007 we commenced a process of eliminating under-performing franchisees from our system, which we believe will in turn lead to a reduction in our costs to maintain that system.  This process will continue into early fiscal 2009.

We believe that our quickest path to profitability is franchising, and thus our primary focus in fiscal 2009 will be on improving our execution of the franchise business model.  We estimate that sales of 2 franchise units per month, and retail sales by our franchisees of $900,000 per month, is necessary for profitable future operations.

Recently Issued Accounting Pronouncements

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on its consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-7 is not expected to have an impact on its consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. We do not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Forward-Looking Statements

The forward-looking comments contained in this discussion involve risks and uncertainties.  Actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing and refining manufacturing operations, and competition.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.            Controls and Procedures

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

Part II.                                                                                     OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

Not required for smaller reporting companies.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (3)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (3)
10.5	Convertible Note in Favor of Gordon E. Beckstead dated September 30, 2008 (4)
10.6	Convertible Note in Favor of R. J. Wittenbrink dated September 30, 2008 (4)
10.7	Convertible Note in Favor of Victor J. Yosha dated September 30, 2008 (4)
10.8	Security Agreement with Gordon E. Beckstead, R. J. Wittenbrink and Victor J. Yosha dated September 30, 2008 (4)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer

Regulation S-K Number	Exhibit
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007.
(2)	Filed as an exhibit to the registrant’s current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.
(3)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated September 30, 2008, file number 333-141201, filed October 6, 2008.
(5)	Filed as an exhibit to the registrant’s current report on Form 8-K dated October 28, 2008, file number 333-141201, filed November 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V2K INTERNATIONAL, INC.

February 17, 2009                                                                                     By:      /s/ Victor J. Yosha
Victor J. Yosha
President and Chief Executive Officer

February 17, 2009                                                                                     By:       /s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer