Form 10-Q
period 2009-03-31
V2K International Inc
filed 2009-05-15
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes[  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                   [  ]                                                          Accelerated filer                         [   ]
Non-accelerated filer                     [  ]                                                          Smaller reporting company        [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes         [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2009 – 34,467,336 shares of common stock

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2009	2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$25,300	$23,059
Cash - restricted	35,915	55,091
Accounts receivable, net	257,302	582,068
Current portion of notes receivable	32,380	38,303
Prepaid expenses and other	160,513	202,763
Total Current Assets	511,410	901,284

PROPERTY AND EQUIPMENT, net	90,869	107,485

REACQUIRED FRANCHISE RIGHTS	73,409	73,409

NOTES RECEIVABLE - net of current portion	3,852	10,763

Total Assets	$679,540	$1,092,941

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$767,763	$943,903
Current portion of note payable - other	31,323	34,005
Current portion of capital lease obligations	1,811	3,481
Line of credit	250,000	250,000
Notes payable - related parties	891,417	731,453
Current portion of deferred rent	41,212	28,786
Unearned income	45,887	61,582
Total Current Liabilities	2,029,413	2,053,210

LONG TERM LIABILITIES
Deferred rent, net of current portion	188,836	134,560
Total Long Term Liabilities	188,836	134,560
Total Liabilities	2,218,249	2,187,770

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 34,467,336 shares (3/31/09) and 31,467,336 shares (9/30/08)	34,467	31,467
Additional paid-in capital	2,193,130	2,165,138
Accumulated (deficit)	(3,766,306)	(3,291,434)
Total Stockholders' Equity (Deficit)	(1,538,709)	(1,094,829)

Total Liabilities and Stockholders' Equity (Deficit)	$679,540	$1,092,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
REVENUES
Sales of franchises	$39,900	$439,877	$99,800	$736,477
Royalty and advertising fees	96,626	153,453	240,739	311,921
Sales of materials and supplies	572,345	1,158,618	1,490,548	2,345,772
Total Revenues	708,871	1,751,948	1,831,087	3,394,170

OPERATING EXPENSES
Cost of franchise sales	20,441	220,568	53,639	421,016
Cost of materials and supplies	544,133	1,106,599	1,409,511	2,216,016
Research and development expenses	43,003	78,250	101,629	168,817
Selling, general and administrative expenses	322,635	470,122	705,833	1,041,924
Total Operating Expenses	930,212	1,875,539	2,270,612	3,847,773

(LOSS) FROM OPERATIONS	(221,341)	(123,591)	(439,525)	(453,603)

OTHER INCOME (EXPENSES)
Interest (expense)	(32,215)	(9,086)	(59,009)	(14,379)
Other income	5,235	13,257	13,068	18,388
(Gain) Loss on disposition of assets/Liabilites	10,594	-	10,594	(7,874)
Total Other Income (Expense)	(16,386)	4,171	(35,347)	(3,865)

NET (LOSS) BEFORE INCOME TAXES	(237,727)	(119,420)	(474,872)	(457,468)

PROVISION FOR INCOME TAX	-	-	-	-

NET (LOSS)	$(237,727)	$(119,420)	$(474,872)	$(457,468)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0071)	$(0.0038)	$(0.0146)	$(0.0146)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	33,717,336	31,361,841	32,592,336	31,252,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(474,872)	$(457,468)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Depreciation and amortization	17,811	22,102
Bad debt provision	32,181	18,225
Stock issued for franchise rights	-	4,000
Stock issued for marketing	22,594	-
Stock compensation expense	18,916	43,682
(Gain) on Liability extinguishment	(10,594)	-
Loss on disposition of assets	-	7,874
Changes in assets and liabilities
Decrease (increase) in restricted cash	19,176	(5,199)
Decrease in accounts receivable	292,585	9,986
Decrease (increase) in prepaid expenses and other	42,250	(71,004)
Decrease in notes receivable	12,910	56,530
Decrease in inventory	-	8,343
(Decrease) in accounts payable and accrued expenses	(176,140)	(78,058)
Increase in deferred rent	66,702	60,874
Acquisition of franchises and interest therein	-	(3,000)
(Decrease) in unearned income	(15,695)	(82,879)

Net cash (used) by operating activities	(152,176)	(465,992)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,195)	(16,684)

Net cash (used) by investing activities	(1,195)	(16,684)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payments) on note payable - other	(2,682)	(62,521)
(Payments) on capital lease obligation	(1,670)	(2,102)
Proceeds from line of credit	-	131,685
Proceeds from notes payable - related parties	159,964	150,000

Net cash provided by financing activities	155,612	217,062

NET (DECREASE) INCREASE IN CASH	2,241	(265,614)

CASH, BEGINNING OF PERIOD	23,059	270,389

CASH, END OF PERIOD	$25,300	$4,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six month periods ended March 31, 2009 and March 31, 2008, the Company paid cash of $12,045 and $9,039, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six month period ended March 31, 2009, the Company incurred $18,916 of stock compensation expense.

During the six month period ended March 31,2008, the Company approved the issuance of 300,000 shares of common stock for services valued at $87,000 ($.29 per share), sold the inventory and fixed assets of V2K Manufacturing (see Note 1 – Organization and Note 4) for a promissory note in the amount of $13,827 and incurred $43,682 of stock compensation expense.

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

Details of the Company’s subsidiaries as of March 31, 2009 are described below:

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

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without  audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2009, and the results of consolidated operations for the six month periods ended March 31, 2009 and 2008 and the consolidated cash flows for the six month periods ended March 31, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of March 31, 2009, had an accumulated deficit of $3,766,306.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FRANCHISE OPERATIONS

Franchise Overview
At March 31, 2009, the Company had 146 independently owned franchises located in 37 states, the Canadian provinces of Alberta, British Colombia, Nova Scotia and Aruba.

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, all materials and goods sold by franchisees are processed, billed and collected through the Company using approved vendors and suppliers.

Reacquired Franchise Rights
The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the six month periods ended March 31, 2009 and March 31, 2008 totaled 0 and 1, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Repossessed Franchises
The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the six months ended March 31, 2009 and March 31, 2008, the Company repossessed 26 and 19 franchises, respectively.

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of March 31, 2009, no impairment has been recorded.

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

Franchisees place all orders for materials and supplies with the Company. The Company reviews each proposed purchase order to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with its vendors. Accordingly, the Company determines all product specifications. While the products are shipped directly to the franchisees by the vendors, the Company receives title to the shipped items and has the physical risk of loss upon shipment.  The Company is liable to the vendors for payment and collects the amounts due for the goods from the franchisees. The Company negotiates all pricing with the vendors and has the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company is responsible to the franchisees for goods shipped by the vendors that do not meet specifications. The Company has discretion in supplier selection. Thus, the Company acts as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales is recorded upon shipment to the franchisee by the vendor and represents approximately 81% of total revenue for the three months ended March 31, 2009, 66% of total revenue for the three months ended March 31, 2008,  81% of total revenue for the six months ended March 31, 2009 and 69% of total revenue for the six months ended March 31, 2008.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.” The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the six months ended March 31, 2009 and March 31, 2008, all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the six months ended March 31, 2009 and March 31, 2008 were $101,629 and $168,817, respectively. Research and development expenses for the three months ended March 31, 2009 and March 31, 2008 were $43,003 and $78,250, respectively.

ALLOWANCE FOR BAD DEBTS

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable. This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of the existing franchise base. The Company believes that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed. At March 31, 2009 and September 30, 2008, allowance for doubtful accounts was $30,636 and $41,483, respectively.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for all options and warrants issued. Under that transition method, employee compensation cost of $18,916 and $43,682 was recognized in the six months ended March 31, 2009 and March 31, 2008, respectively. No options were issued during the six months ended March 31, 2009.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION (CONTINUED)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	Six Months Ended	Six Months Ended
	March 31,	March 31
	2009	2008
Expected option life-years	2.00 – 6.50	3.00 – 5.00
Risk-free interest rate	2.31% - 3.83%	2.33% - 2.87%
Dividend yield	-	-
Volatility	58% - 121%	95% - 106%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At March 31, 2009 and September 30, 2008, there were no cash equivalents.

Cash at March 31, 2009 and September 30, 2008 includes $35,915 and $55,091, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

RECENT PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 - STOCKHOLDERS’ EQUITY

COMMON STOCK

During the six-month period ended March 31, 2009, the Company issued 3,000,000 shares of common stock for debt forgiveness valued at $22,594.

During the six-month period ended March 31, 2008, the Company issued 20,000 shares of common stock to reacquire franchise rights valued at $4,000 ($0.20 per share).

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

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS 123(R), using the modified-prospective transition method for options and warrants issued. Under that transition method, the employee compensation cost of $18,916 and $43,682 recognized in the six months ended March 31, 2009 and March 31, 2008, respectively, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). Results from prior periods have not been restated.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3  – SEGMENT INFORMATION (CONTINUED)

During the six months ended March 31, 2009 and March 31, 2008, inter-segment revenues were $113,176 and $226,194 respectively. The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

Segment information for the six months ended March 31, 2009 and March 31, 2008 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2009	-	1,831,087	-	-	-	1,831,087
2008	-	3,394,170	-	-	-	3,394,170

Inter-segment revenues
2009	-	-	-	113,176	-	113,176
2008	-	-	-	226,194	-	226,194

Net (loss)
2009	(130,550)	(242,094)	(101,628)	-	(600)	(474,872)
2008	(94,953)	(135,968)	(168,817)	(51,825)	(5,905)	(457,468)

Identifiable assets (net)
2009	2,351,280	572,921	-	2,633	-	2,926,834
2008	1,682,782	958,841	-	18,016	600	2,660,239

Depreciation and amortization
charged to identifiable assets
2009	-	17,811	-	-	-	17,811
2008	-	21,517	-	585	-	22,102

Interest revenue
2009	-	12,074	-	-	-	12,074
2008	-	11,553	-	181	-	11,734

Interest expense
2009	46,964	12,045	-	-	-	59,009
2008	-	14,379	-	-	-	14,379

Reconciliation of segment totals to consolidated amounts:

	2009	2008
Total revenues for reportable segments	$1,944,263	$3,620,364
Elimination of inter-segment revenues	(113,176)	(226,194)
Total Consolidated Revenues	$1,831,087	$3,394,170

	2009	2008
Identifiable assets (net)	$2,926,834	$2,660,239
Elimination of intercompany assets	(2,247,294)	(1,530,213)
Total Consolidated Assets	$679,540	$1,130,026

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the six-month periods ended March 31, 2009 and March 31, 2008 is included in these condensed consolidated financial statements. The sale of assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these condensed consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 3). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2009, the Company was loaned $113,000 by two officers and directors.  The loan is payable upon demand and bears an interest rate of 12% per annum.

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

CONTINGENCIES

None.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company was loaned a consolidated amount of $75,000 by three officers and directors.  The loan is payable upon demand and bears an interest rate of 12% per annum.

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

Details of the Company’s subsidiaries as of March 31, 2009 are described below:

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

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the six-month periods ended March 31, 2009 and March 31, 2008 totaled 0 and 1, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, “Accounting for Franchise Fee Revenue”, no fair value is assigned to these transactions.  In the six months ended March 31, 2009 and March 31, 2008, we repossessed 26 and 19 franchises, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. No impairment has been recorded as of either March 31, 2009 or March 31, 2008.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At March 31, 2009 and September 30, 2008, allowance for doubtful accounts was $30,636 and $41,483, respectively.

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

Share Based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the six months ended March 31, 2009 and 2008, share-based compensation was $18,916 and $43,682, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise approximately 66%-81% of total revenues, the margin on these sales ranges from 2% to no more than 10%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008.  For the quarter ended March 31, 2009, sales of franchises decreased by $399,977 (91%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget and a downturn in the economy.  Our gross margin on sales of franchises was 49% for 2009 and 50% for 2008.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarters ended March 31, 2009 and 2008, our sales with the assistance of a broker were about the same.

       For the 2009 period, royalty and advertising fees decreased by $56,827 (37%).  Sales of materials and supplies decreased by $586,273 (51%).  There were 29 (17%) fewer number of franchisees in operation during the 2009 period, and the retail sales by franchisees in 2009 appear to reflect a significant downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.

       While our revenues decreased by $1,043,077 (60%), our operating expenses decreased by $945,327 (50%), resulting in an increase of $97,750 (80%) in loss from operations.

       Selling, general and administrative expenses decreased by $147,487 (31%), with the most significant decreases being in payroll (approximately $109,000), a decrease in advertising expense (approximately $25,000) and a decrease in accounting and legal fees of (approximately $27,000). Research and development expenses decreased by $35,247 (45%), primarily due to reductions in personnel.

       Interest expense increased by $23,129 (255%) for the 2009 period, primarily due to additional proceeds of $159,964 from notes payable – related parties.

       As a result of the above, our net loss for the quarter ended March 31, 2009 was $237,727 as compared to $119,420 for the comparable 2008 quarter, an increase of $118,307 (99%).

Six Months Ended March  31, 2009 as Compared to Six Months Ended March  31, 2008.  For the six months ended March 31, 2009, sales of franchises decreased by $636,677 (86%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget and economic times.  Our gross margin on sales of franchises was 46% for 2009 and 43% for 2008.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended March 31, 2009, all sales were made with the assistance of a broker.

       For the 2009 period, royalty and advertising fees decreased by $71,182 (23%).  Sales of materials and supplies decreased by $855,224 (36%).  The combination of a decrease in the number of franchisees in operation and a downturn in the housing market is reflected in significant decreases in retail sales.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.

       While our revenues decreased by $1,563,083 (46%), our operating expenses decreased by  $1,577,161 (41%), resulting in a decrease of $14,078 (3%) in loss from operations.

       Selling, general and administrative expenses decreased by $336,091 (32%), with the most significant decreases being in payroll (approximately $200,000), rent (approximately $18,000) accounting/legal (approximately $70,000), telephone (approximately $18,000) and travel/meals (approximately $20,000). Offsetting these decreases were increases in credit card fees (approximately $9,000).  Research and development expenses decreased by $67,188 (40%), primarily due to reductions in personnel.

       Interest expense increased by $44,630 (310%) for the 2009 period, primarily due to the $891,417 of notes payable – related parties used to cover operational losses, that did not exist at March 31, 2008.

       As a result of the above, our net loss for the six months ended March 31, 2009 was $474,872 as compared to $457,468 for the comparable 2008 period, a decrease of $17,404 (4%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

Some of the key components to our operating cash flows are the changes in accounts receivable and accounts payable.  As we are essentially a product distributor, our level of activity is reflected in our accounts receivable and accounts payable.  We receive invoices from vendors for product and simultaneously bill our franchisees.  The Days Sales Outstanding (“DSO”) as of March 31, 2009 and September 30, 2008 was 37 days and 36 days, respectively, as compared to 29 days at September 30, 2007.

As of March  31, 2009.  At March 31, 2009, we had a working capital deficit of $1,518,003 as compared to a deficiency of $1,151,926 at September 30, 2008.  While our current assets decreased by $389,874, our current liabilities decreased by only $23,797.  The most significant decrease in current assets was with respect to accounts receivable totaling $324,766.  The decrease in accounts receivable was primarily due to decreased sales and increased collection efforts.

The most significant increase in current liabilities was the result of an increase of $159,964 in our notes payable – related parties, which was partially offset by a decrease in accounts and accrued expenses of $176,140.

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

For the six months ended March 31, 2009, we used cash of $152,176 for operating activities, as compared to cash used by operating activities of $465,992 for the comparable period in 2008.  The most significant factor in the decrease was a net change of $292,585 in accounts receivable.  Financing activities, principally the proceeds from our notes payable – related parties, provided cash of $159,964 in 2009.  In contrast, proceeds from the line of credit provided cash of $131,685 in 2008.

 Plan of Operations

We have recently implemented a company-wide cost reduction program that we estimate will result in a monthly reduction of $85,000 in expenses and operating losses once the full effect of these measures is felt commencing in June of 2009.

In October 2007, we sold the inventory and fixed assets of V2K Manufacturing to a third party.  This has resulted in a reduction of approximately $15,000 in consolidated monthly net operating losses and approximately $13,000 per month in negative cash flow, and an increase in revenue from margin on sales of material and supplies of approximately $5,000 per month.

We have also decreased the monthly operating expenses at V2K Technology by approximately $11,000 per month, through salary reductions and a reduction in personnel.  In addition, since the version of the software for custom window treatments that is licensed to V2K Window Fashions is now complete, the costs associated with maintaining that system should incrementally decrease.  We will continue to pursue licensing opportunities with synergistic manufacturers, distributors and retailers in the commercial and home décor markets, and will propose that any license agreements we enter into will include an upfront fee for software customization.  We anticipate that development of new platforms for our technology, primarily an e-commerce/web based version of the software and a kiosk application, will not commence until fiscal 2010.

At V2K Window Fashions we have reduced monthly operating expenses by approximately $59,000, primarily via reductions in personnel and reducing the cost of some of the items we previously provided in conjunction with the purchase of a V2K Franchise.  We do not believe that this will impair our ability to sell franchises.  Beginning in fiscal 2007 we commenced a process of eliminating under-performing franchisees from our system, which we believe will in turn lead to a reduction in our costs to maintain that system.  This process will continue into late fiscal 2009.

We believe that our quickest path to profitability is franchising, and thus our primary focus in fiscal 2009 will be on improving our execution of the franchise business model.  We estimate that sales of 1 franchise unit per month, and retail sales by our franchisees of $600,000 per month, is necessary for profitable future operations.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

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

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued 3,000,000 shares of common stock as payment for amounts owed by the Company.  The shares were valued at $22,594.

No underwriter was used in this transaction.  The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business.  A restrictive legend was placed on the certificate evidencing the securities issued in this transaction.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (3)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (3)
10.5	Convertible Note in Favor of Gordon E. Beckstead dated September 30, 2008 (4)
10.6	Convertible Note in Favor of R. J. Wittenbrink dated September 30, 2008 (4)
10.7	Convertible Note in Favor of Victor J. Yosha dated September 30, 2008 (4)

Regulation S-K Number	Exhibit
10.8	Security Agreement with Gordon E. Beckstead, R. J. Wittenbrink and Victor J. Yosha dated September 30, 2008 (4)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_____________________
(1)	Filed as an exhibit to the registrant's registration statement on Form SB-2, file number 333-141201, filed March 9, 2007.
(2)	Filed as an exhibit to the registrant's current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.
(3)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated September 30, 2008, file number 333-141201, filed October 6, 2008.
(5)	Filed as an exhibit to the registrant’s current report on Form 8-K dated October 28, 2008, file number 333-141201, filed November 3, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

May 15, 2009	By:	/s/ Victor J. Yosha
Victor J. Yosha
President and Chief Executive Officer

May 15, 2009	By:	/s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer