Form 10-Q
period 2009-06-30
V2K International Inc
filed 2009-08-14
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes   [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]Yes   [  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes[X]No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2009 – 37,297,336 shares of common stock

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	September 30,
	2009	2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$9,629	$23,059
Cash - restricted	27,090	55,091
Accounts receivable, net	203,630	582,068
Current portion of notes receivable	22,791	38,303
Prepaid expenses and other	139,000	202,763
Total Current Assets	402,140	901,284

PROPERTY AND EQUIPMENT, net	81,964	107,485

REACQUIRED FRANCHISE RIGHTS	82,104	73,409

NOTES RECEIVABLE - net of current portion	1,557	10,763

Total Assets	$567,765	$1,092,941

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$703,877	$943,903
Current portion of note payable - other	32,024	34,005
Current portion of capital lease obligations	924	3,481
Line of credit	240,000	250,000
Notes payable - related parties	1,012,454	731,453
Current portion of deferred rent	-	28,786
Unearned income	48,771	61,582
Total Current Liabilities	2,038,050	2,053,210

LONG TERM LIABILITIES
Note paybale - net of current portion	118,750	-
Deferred rent, net of current portion	-	134,560
Total Long Term Liabilities	118,750	134,560
Total Liabilities	2,156,800	2,187,770

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 37,297,336 shares (6/30/09 and 9/30/08)	37,297	31,467
Additional paid-in capital	2,223,667	2,165,138
Accumulated (deficit)	(3,849,999)	(3,291,434)
Total Stockholders' Equity (Deficit)	(1,589,035)	(1,094,829)

Total Liabilities and Stockholders' Equity (Deficit)	$567,765	$1,092,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Sales of franchises	$-	$191,450	$99,800	$927,927
Royalty and advertising fees	130,227	147,721	370,966	459,642
Sales of materials and supplies	466,482	1,105,818	1,957,030	3,451,590
Total Revenues	596,709	1,444,989	2,427,796	4,839,159

OPERATING EXPENSES
Cost of franchise sales	2,570	129,284	56,209	550,300
Cost of materials and supplies	444,056	1,035,919	1,853,567	3,251,935
Research and development expenses	30,270	74,165	131,899	242,982
Selling, general and administrative expenses	286,535	422,767	992,368	1,464,691
Total Operating Expenses	763,431	1,662,135	3,034,043	5,509,908

(LOSS) FROM OPERATIONS	(166,722)	(217,146)	(606,247)	(670,749)

OTHER INCOME (EXPENSES)
Interest (expense)	(34,290)	(11,883)	(93,299)	(26,262)
Other income	4,271	9,248	17,339	27,636
Gain on liability extinguishment	113,048	-	123,642	-
(Gain) Loss on disposition of assets/Liabilites	-	-	-	(7,874)
Total Other Income (Expense)	83,029	(2,635)	47,682	(6,500)

NET (LOSS) BEFORE INCOME TAXES	(83,693)	(219,781)	(558,565)	(677,249)

PROVISION FOR INCOME TAX	-	-	-	-

NET (LOSS)	$(83,693)	$(219,781)	$(558,565)	$(677,249)

NET (LOSS) PER SHARE -
Basic and diluted	$(0.0023)	$(0.0070)	$(0.0165)	$(0.0216)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	36,267,336	31,467,336	33,834,003	31,324,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(558,565)	$(677,249)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Depreciation and amortization	76,179	33,480
Bad debt provision	37,173	36,225
Rent expense satisfied with stock	11,675	-
Stock issued for franchise rights	-	4,000
Stock issued for marketing	22,594	-
Stock issued for management contract	7,725	-
Stock compensation expense	32,883	63,613
Gain on Liability extinguishment	(123,642)	-
Gain on disposition of assets	-	7,874
Changes in assets and liabilities
Decrease (increase) in restricted cash	28,001	(12,130)
Decrease in accounts receivable	342,730	(20,547)
Increase (decrease) in prepaid expenses and other	62,298	(28,611)
Decrease in notes receivable	24,718	75,862
Decrease in inventory	-	8,343
(Decrease) in accounts payable and accrued expenses	(147,961)	(122,544)
Increase in deferred rent	-	54,582
Acquisition of franchises and interest therein	(8,695)	(32,950)
(Decrease) in unearned income	(12,811)	(76,650)

Net cash (used) by operating activities	(205,698)	(686,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	13,827
Purchase of property and equipment	(1,195)	(21,645)

Net cash (used) by investing activities	(1,195)	(7,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan	-	-
(Payments) on note payable - other	(1,981)	(85,226)
(Payments) on capital lease obligation	(2,557)	(2,856)
Proceeds from line of credit	-	150,000
(Payments) on Line of Credit	(10,000)
Proceeds from notes payable - related parties	208,001	370,000

Net cash provided by financing activities	193,463	431,918

NET (DECREASE) INCREASE IN CASH	(13,430)	(262,602)

CASH, BEGINNING OF PERIOD	23,059	270,389

CASH, END OF PERIOD	$9,629	$7,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

V2K INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine month periods ended June 30, 2009 and June 30, 2008, the Company paid cash of $13,196 and $19,179, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine-month period ended June 30, 2009, the Company approved the issuance of 1,545,000 shares of common stock for acquisition of a management contract valued at $7,725 ($.005 per share). The company also approved the issuance of 1,285,000 shares of common stock in exchange for rent abatement and guarantees on a note payable valued at $11,675 ($.009 per share) and incurred $32,883 of stock compensation expense.

During the nine-month period ended June 30, 2008, the Company approved the issuance of 300,000 shares of common stock for services valued at $87,000 ($.29 per share), sold the inventory and fixed assets of V2K Manufacturing (see Note 1 – Organization and Note 4) for a promissory note in the amount of $13,827 and incurred $63,613 of stock compensation expense.

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

Details of the Company’s subsidiaries as of June 30, 2009 are described below:

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

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2009, and the results of consolidated operations for the nine-month periods ended June 30, 2009 and 2008 and the consolidated cash flows for the nine-month periods ended June 30, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of June 30, 2009, had an accumulated deficit of $3,849,999.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FRANCHISE OPERATIONS

Franchise Overview
At June 30, 2009, the Company had 138 independently owned franchises located in 37 states, the Canadian provinces of Alberta, British Colombia, Nova Scotia and Aruba.

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Reacquired Franchise Rights
The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the nine-month periods ended June 30, 2009 and June 30, 2008 totaled 1 and 2, respectively.

Repossessed Franchises
The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, Accounting for Franchise Fee Revenue, no fair value is assigned to these transactions.  In the nine months ended June 30, 2009 and June 30, 2008, the Company repossessed 33 and 25 franchises, respectively.

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of June 30, 2009, no impairment has been recorded.

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Effective June 15, 2009 the Company amended the terms of its vendor agreements, which resulted in the company changing its revenue recognition policy with regards to sales of materials and supplies. Following is a discussion of the Company’s revenue recognition policy before and after June 15, 2009:

Prior to June 15, 2009 - Franchisees placed all orders for materials and supplies with the Company. The Company reviewed each proposed purchase order to determine whether the products could be made as requested, made any necessary changes, and then placed the corresponding orders with its vendors. Accordingly, the Company determined all product specifications. While the products were shipped directly to the franchisees by the vendors, the Company received title to the shipped items and had the physical risk of loss upon shipment.  The Company was liable to the vendors for payment and collected the amounts due for the goods from the franchisees. The Company negotiated all pricing with the vendors and had the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company was responsible to the franchisees for goods shipped by the vendors that did not meet specifications. The Company had discretion in supplier selection. Thus, the Company acted as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales was recorded upon shipment to the franchisee by the vendor and represented approximately 78% of total revenue for the three months ended June 30, 2009, 77% of total revenue for the three months ended June 30, 2008, 81% of total revenue for the nine months ended June 30, 2009 and 71% of total revenue for the nine months ended June 30, 2008.

After June 15, 2009 - Franchisees no longer place all orders for materials and supplies with the Company. The Company reviews only orders submitted to the Company for supported vendors to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with the supported vendors. Accordingly, the Company determines all product specifications for supported vendors only. While the products are shipped directly to the franchisees by the vendors, the franchisee receives title to the shipped items and has the physical risk of loss upon shipment.  The franchisee is billed directly by the vendor and is now liable to the vendor for payment and collects the amounts due for the goods from the customers. The Company still negotiates all pricing with the supported vendors and has the ability to establish rebate programs with these vendors. In addition, the Company is still responsible to the franchisees for goods shipped by the supported vendors that did not meet specifications. The Company has discretion in supplier selection. The Company no longer acts as a principal defined in the Emerging Issues Task Force, Issue 99-19; therefore the Company no longer reports Gross Revenue, but records only the royalty and rebates. This change has no material impact on the net income of the Company, but does reduce the sales of materials and supplies and cost of those materials and supplies by the same amount. The amount of reduced gross sales and cost of these sales from June 15 – June 30, 2009 was approximately $154,000.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on income per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “as if converted method.” The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. For the nine months ended June 30, 2009 and June 30, 2008, all outstanding options were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the nine months ended June 30, 2009 and June 30, 2008 were $131,899 and $242,982, respectively. Research and development expenses for the three months ended June 30, 2009 and June 30, 2008 were $30,270 and $74,165, respectively.

ALLOWANCE FOR BAD DEBTS

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable. This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of the existing franchise base. The Company believes that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed monthly and adjusted as needed. At June 30, 2009 and September 30, 2008, allowance for doubtful accounts was $30,832 and $41,483, respectively.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS No. 123(R), using the modified-prospective transition method for all options and warrants issued. Under that transition method, employee compensation cost of $32,883 and $63,613 was recognized in the nine months ended June 30, 2009 and June 30, 2008, respectively. No options were issued during the nine months ended June 30, 2009.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED COMPENSATION (CONTINUED)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS No.123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2009	2008
Expected option life-years	2.00 – 6.50	3.00 – 5.00
Risk-free interest rate	2.31% - 3.83%	2.33% - 2.87%
Dividend yield	-	-
Volatility	58% - 175%	95% - 106%

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  At June 30, 2009 and September 30, 2008, there were no cash equivalents.

Cash at June 30, 2009 and September 30, 2008 includes $27,090 and $55,091, respectively, of cash restricted for advertising and marketing. Such funds were contributed by franchisees to a National/Regional/Local Advertising Fund pursuant to franchise agreements, and may not be used for the general operations of the Company.

RECENT PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations or financial position.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS No. 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS No. 165 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 2 - STOCKHOLDERS’ EQUITY

COMMON STOCK

During the nine-month period ended June 30, 2009, the Company issued 3,000,000 shares of common stock for debt forgiveness valued at $22,594, approved the issuance of 1,545,000 shares of common stock for acquisition of a management contract valued at $7,725 ($.005 per share), and approved the issuance of 1,285,000 shares of common stock in exchange for rent abatement and guarantees on a note payable valued at $11,675 ($.009 per share).

During the nine-month period ended June 30, 2008, the Company authorized the issuance of 300,000 shares of common stock for services valued at $87,000 ($.29 per share) and issued 20,000 shares of common stock to reacquire franchise rights valued at $4,000 ($0.20 per share).

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

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 - STOCKHOLDERS’ EQUITY

STOCK OPTION PLAN (CONTINUED)

Effective October 1, 2006, the Company adopted the fair value recognition provisions to SFAS No. 123(R), using the modified-prospective transition method for options and warrants issued. Under that transition method, the employee compensation cost of $32,883 and $63,613 recognized in the nine months ended June 30, 2009 and June 30, 2008, respectively, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R). Results from prior periods have not been restated.

For the nine months ended June 30, 2009, 100,000 new options were issued under the plan.

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

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

Windows derives its revenues from sales of franchises, royalty and rebates from sales of materials and supplies by franchisees. Manufacturing receives its income from acting as a broker for the manufacturing of soft product window treatments supplied to Window’s franchisees.

During the nine months ended June 30, 2009 and June 30, 2008, inter-segment revenues were $124,792 and $331,682 respectively. The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3 – SEGMENT INFORMATION (CONTINUED)

Segment information for the nine months ended June 30, 2009 and June 30, 2008 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2009	-	2,427,796	-	-	-	2,427,796
2008	-	4,839,159	-	-	-	4,839,159

Inter-segment revenues
2009	-	-	-	124,792	-	124,792
2008	-	-	-	331,682	-	331,682

Net (loss)
2009	(218,818)	(207,248)	(131,899)	-	(600)	(558,565)
2008	(138,402)	(234,995)	(242,982)	(54,965)	(5,905)	(677,249)

Identifiable assets (net)
2009	2,417,415	476,188	-	2,633	-	2,896,236
2008	1,659,265	936,583	-	5,169	600	2,601,617

Depreciation and amortization
charged to identifiable assets
2009	49,463	26,716	-	-	-	76,179
2008	-	32,895	-	585	-	33,480

Interest revenue
2009	-	15,930	-	-	-	15,930
2008	-	16,688	-	181	-	16,869

Interest expense
2009	73,000	20,299	-	-	-	93,299
2008	-	26,262	-	-	-	26,262

Reconciliation of segment totals to consolidated amounts:

	2009	2008
Total revenues for reportable segments	$2,552,588	$5,170,841
Elimination of inter-segment revenues	(124,792)	(331,682)
Total Consolidated Revenues	$2,427,796	$4,839,159

	2009	2008
Identifiable assets (net)	$2,896,238	$2,601,617
Elimination of intercompany assets	(2,328,473)	(1,501,134)
Total Consolidated Assets	$567,765	$1,100,483

V2K INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1 – Organization), at cost, to a third party. The Company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the nine-month periods ended June 30, 2009 and June 30, 2008 is included in these condensed consolidated financial statements. The sale of assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these condensed consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the Company, and has been included in the segment reporting footnote (see Note 3). Manufacturing now acts as a broker for the manufacturing of soft window treatments supplied to Windows and its franchisees by managing strategic alliances with outside vendors.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2009, the Company received loan proceeds of $208,001 from three officers and directors which increased the indebtedness to related parties to $1,012,454. This includes $731,453 in convertible notes that mature September 30, 2009 and $208,001 in demand notes and $73,000 in accrued interest. All of these notes bear an interest rate of 12% per annum.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In June 2009, V2K entered into an Option To Buy and Management Contract (“the agreement”) with Gotcha Covered Franchising, LLC (“GCF”). GCF is the owner of the Gotcha Covered Franchise System, a franchise organization in the same industry as Windows (see Note 1 – Organization). The agreement gives V2K a two-year option to purchase GCF for the payment or assumption of up to $305,000 in personal guarantees made by the members of GCF, plus $100,000. The consideration for the granting of the option was the issuance of 1,545,000 shares of V2K’s common stock to GCF. In addition, pursuant to the agreement Windows agrees, until such time as V2K’s option to buy is either exercised or expires, to manage and operate the Gotcha Covered Franchise System in exchange for $5,000 per month and the revenues from the sales of new franchise units, less any applicable fees. As of June 30, 2009, V2K had earned $5,000 in revenue under the agreement. The members of GCF are also Directors of V2K.

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

None.

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

Details of the Company’s subsidiaries as of June 30, 2009 are described below:

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

Critical Accounting Policies

Franchise Operations – Overview.  Franchisees are required to pay us an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. Franchise rights reacquired in the nine-month periods ended June 30, 2009 and June 30, 2008 totaled 1 and 2, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under SFAS No. 45, Accounting for Franchise Fee Revenue, no fair value is assigned to these transactions.  In the nine months ended June 30, 2009 and June 30, 2008, we repossessed 33 and 25 franchises, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. No impairment has been recorded as of either June 30, 2009 or June 30, 2008.

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

Effective June 15, 2009 the Company amended the terms of its vendor agreements, which resulted in the Company changing its revenue recognition policy with regards to sales of materials and supplies. Following is a discussion of the Company’s revenue recognition policy before and after June 15, 2009:

Prior to June 15, 2009 - Franchisees placed all orders for materials and supplies with the Company. The Company reviewed each proposed purchase order to determine whether the products could be made as requested, made any necessary changes, and then placed the corresponding orders with its vendors. Accordingly, the Company determined all product specifications. While the products were shipped directly to the franchisees by the vendors, the Company received title to the shipped items and had the physical risk of loss upon shipment.  The Company was liable to the vendors for payment and collected the amounts due for the goods from the franchisees. The Company negotiated all pricing with the vendors and had the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company was responsible to the franchisees for goods shipped by the vendors that did not meet specifications. The Company had discretion in supplier selection. Thus, the Company acted as a principal as defined in the Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from materials and supplies sales was recorded upon shipment to the franchisee by the vendor and represented approximately 78% of total revenue for the three months ended June 30, 2009, 77% of total revenue for the three months ended June 30, 2008, 81% of total revenue for the nine months ended June 30, 2009 and 71% of total revenue for the nine months ended June 30, 2008.

After June 15, 2009 - Franchisees no longer place all orders for materials and supplies with the Company. The Company reviews only orders submitted to the company for supported vendors to determine whether the products can be made as requested, makes any necessary changes, and then places the corresponding orders with the supported vendors. Accordingly, the Company determines all product specifications for supported vendors only. While the products are shipped directly to the franchisees by the vendors, the Franchisee receives title to the shipped items and has the physical risk of loss upon shipment.  The Franchisee is billed directly by the vendor and is now liable to the vendor for payment and collects the amounts due for the goods from the customers. The Company still negotiates all pricing with the supported vendors and has the ability to establish rebate programs with these vendors. In addition, the Company is still responsible to the franchisees for goods shipped by the supported vendors that did not meet specifications. The Company has discretion in supplier selection. The Company no longer acts as a principal defined in the Emerging Issues Task Force, Issue 99-19; therefore the Company no longer reports Gross Revenue, but records only the royalty and rebates. This change has no material impact on the net income of the Company, but does reduce the sales of materials and supplies and cost of those materials and supplies by the same amount.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At June 30, 2009 and September 30, 2008, allowance for doubtful accounts was $30,832 and $41,483, respectively.

The potential risk of these estimates can be material to the financial statements, because the receivables are the largest assets on the balance sheet.  If we were to incur adjustments for write-offs that were not covered under the allowance it would be recorded as bad debt expense in operating expenses, and the offset would reduce the related receivables balance on the balance sheet.  Based on the average receivable balances for the last 24 months, if the estimate was significantly miscalculated it could have a negative impact of $30,000 to $70,000 to the financial statements.  We believe based on our knowledge and ongoing review that the risk of miscalculating to this level is low, barring any unforeseen economic downturn.

Share Based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by SFAS No. 123R.  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from an analysis of trading prices of the stock of a peer company.  For the nine months ended June 30, 2009 and 2008, share-based compensation was $32,883 and $63,613, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise approximately 71%-81% of total revenues, the margin on these sales ranges from 2% to no more than 10%.  Our margins are relatively low because we do not have enough volume to obtain better pricing from our vendors.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008.  For the quarter ended June 30, 2009, sales of franchises decreased by $191,450 (100%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget and a downturn in the economy.  Our gross margin on sales of franchises was 0% for 2009 and 32% for 2008.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended June 30, 2008 all our sales were with the assistance of a broker.

       For the 2009 period, royalty and advertising fees decreased by $17,494 (12%).  Sales of materials and supplies decreased by $639,336 (58%).  There were 33 (19%) fewer number of franchisees in operation during the 2009 period, and the retail sales by franchisees in 2009 appear to reflect a significant downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.

       While our revenues decreased by $848,280 (59%), our operating expenses decreased by $898,704 (54%), resulting in a decrease of $50,424 (23%) in loss from operations.

       Selling, general and administrative expenses decreased by $136,232 (32%), with the most significant decreases being in payroll (approximately $77,000) and a decrease in accounting and legal fees of (approximately $36,000). Research and development expenses decreased by $43,895 (59%), primarily due to reductions in personnel.

       Interest expense increased by $22,407 (188%) for the 2009 period, primarily due to additional proceeds of $208,001 from notes payable – related parties.

The Company renegotiated its office lease which resulted in the reversal of $230,048 in deferred rent, in exchange for a note payable of $117,000. This transaction created a gain of $113,048 on the debt extinguishment.

As a result of the above, our net loss for the quarter ended June 30, 2009 was $83,693 as compared to $219,781 for the comparable 2008 quarter, a decrease of $136,088 (62%).

Nine Months Ended June 30, 2009 as Compared to Nine Months Ended June 30, 2008.  For the nine months ended June 30, 2009, sales of franchises decreased by $828,127 (89%) from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget and economic times.  Our gross margin on sales of franchises was 44% for 2009 and 41% for 2008.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the nine months ended June 30, 2009 and 2008, our sales with the assistance of a broker were about the same.

       For the 2009 period, royalty and advertising fees decreased by $88,676 (19%).  Sales of materials and supplies decreased by $1,494,560 (43%).  The combination of a decrease in the number of franchisees in operation and a downturn in the housing market is reflected in significant decreases in retail sales.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.

       While our revenues decreased by $2,411,363 (50%), our operating expenses decreased by  $2,475,865 (45%), resulting in a decrease of $64,502 (10%) in loss from operations.

       Selling, general and administrative expenses decreased by $472,323 (32%), with the most significant decreases being in payroll (approximately $255,000), rent (approximately $10,000) accounting/legal (approximately $115,000), telephone (approximately $15,000) and travel/meals (approximately $37,000). Offsetting these decreases were increases in credit card fees (approximately $11,000).  Research and development expenses decreased by $111,083 (46%), primarily due to reductions in personnel.

       Interest expense increased by $67,037 (255%) for the 2009 period, primarily due to the additional $642,454 of notes payable – related parties used to cover operational losses.

The Company renegotiated its office lease which resulted in the reversal of $230,048 in deferred rent, in exchange for a note payable of $117,000.  In addition, we issued 3,000,000 shares of common stock valued at $22,594 for debt forgiveness of $33,188.  These transactions created a gain of $123,642 on the debt extinguishment.

       As a result of the above, our net loss for the nine months ended June 30, 2009 was $558,565 as compared to $677,249 for the comparable 2008 period, a decrease of $118,684 (18%).

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

As of June 30, 2009.  At June 30, 2009, we had a working capital deficit of $1,635,910 as compared to a deficiency of $1,151,926 at September 30, 2008.  While our current assets decreased by $499,144, our current liabilities decreased by only $15,160.  The most significant decrease in current assets was with respect to accounts receivable totaling $378,438.  The decrease in accounts receivable was primarily due to decreased sales, increased collection efforts and the change to the direct billing model described in the previous footnotes.

The most significant increase in current liabilities was the result of an increase of $281,001 in our notes payable – related parties, which was partially offset by a decrease in accounts and accrued expenses of $240,026.

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

For the nine months ended June 30, 2009, we used cash of $205,698 for operating activities, as compared to cash used by operating activities of $686,702 for the comparable period in 2008.  The most significant factor in the decrease was a net change of $342,730 in accounts receivable.  Financing activities, principally the proceeds from our notes payable – related parties, provided cash of $208,001 and $370,000 in 2008.  In addition, proceeds from the line of credit provided cash of $150,000 in 2008.

 Plan of Operations

We have recently implemented a company-wide cost reduction program that we estimate will result in a monthly reduction of $89,000 in expenses and operating losses once the full effect of these measures is felt commencing in June of 2009.

In October 2007, we sold the inventory and fixed assets of V2K Manufacturing to a third party.  This has resulted in a reduction of approximately $15,000 in consolidated monthly net operating losses and approximately $13,000 per month in negative cash flow, and an increase in revenue from margin on sales of material and supplies of approximately $5,000 per month.

We have also decreased the monthly operating expenses at V2K Technology by approximately $14,000 per month, through salary reductions and a reduction in personnel.  In addition, since the version of the software for custom window treatments that is licensed to V2K Window Fashions is now complete, the costs associated with maintaining that system should incrementally decrease.  We will continue to pursue licensing opportunities with synergistic manufacturers, distributors and retailers in the commercial and home décor markets, and will propose that any license agreements we enter into will include an upfront fee for software customization.  We anticipate that development of new platforms for our technology, primarily an e-commerce/web based version of the software and a kiosk application, will not commence until fiscal 2010.

At V2K Window Fashions, we have reduced monthly operating expenses by approximately $60,000, primarily via reductions in personnel and reducing the cost of some of the items we previously provided in conjunction with the purchase of a V2K Franchise.  We do not believe that this will impair our ability to sell franchises.  Beginning in fiscal 2007 we commenced a process of eliminating under-performing franchisees from our system, which we believe will in turn lead to a reduction in our costs to maintain that system.  This process will continue into late fiscal 2009, possibly early fiscal 2010.

In June 2009, V2K entered into a Management Contract (see Note 6 of the Notes to Condensed Consolidated Financial Statements) with Gotcha Covered Franchising, LLC (“GCF”). The agreement gives V2K a two-year option to purchase GCF for the payment or assumption of up to $305,000 in personal guarantees made by the members of GCF, plus $100,000. Windows agrees, until such time as V2K’s option to buy is either exercised or expires, to manage and operate the Gotcha Covered Franchise System in exchange for $5,000 per month and the revenues from the sales of new franchise units, less any applicable fees. As of June 30, 2009, V2K had earned $5,000 in revenue under the agreement.  We believe that we will be able to handle the management and operation of the Gotcha Covered Franchise System without having to hire additional personnel, thereby improving our operating results.

Also in June 2009, the Company made the decision to have the franchisees place their orders directly with the vendors. The reason for this decision was based on the slow paying franchisees affecting the shipments from vendors to the current paying franchisees. Also, this decision significantly reduces the risk of bad debt that the Company may incur in the future, and a reduction in personnel needed to maintain the order processing for the franchisees.

We believe that our quickest path to profitability is franchising, and thus our primary focus in fiscal 2009 will be on improving our execution of the franchise business model.  We estimate that sales of one franchise unit per month, and retail sales by our franchisees of $550,000 per month, is necessary for profitable future operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS No. 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS No. 165 is not expected to have a material impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2009, the Company approved the issuance of 1,545,000 shares of common stock for acquisition of a management contract valued at $7,725 ($.005 per share), and also approved the issuance of 1,285,000 shares of common stock in exchange for rent abatement and guarantees on a note payable valued at $11,675 ($.009 per share).

No underwriter was used in these transactions.  The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business.  A restrictive legend was placed on the certificate evidencing the securities issued in these transactions.

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

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

August 14, 2009                                                                By:       /s/ Victor J. Yosha
Victor J. Yosha
President and Chief Executive Officer

August 14, 2009                                                                By:       /s/ Jerry A. Kukuchka
Jerry A. Kukuchka
Chief Financial Officer