Form 10-K
period 2009-09-30
V2K International Inc
filed 2010-01-06
CIK 1379725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141201

V2K International, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7853 E. Arapahoe Court, Suite 3100, Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 202-1120

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[  ] Yes                      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes                      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes                      [  ] No (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated  filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]Yes   [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $79,773.75 as of March 31, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  298,379 shares of common stock as of December 29, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
SEPTEMBER 30, 2009

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

Through our wholly-owned subsidiaries, V2K Window Fashions, Inc. and V2K Technology, Inc., we sell and support franchises in the residential and commercial window fashion industry, and develop and license proprietary software that allows users to decorate windows for both residential and commercial customers.  As of the date of this filing, V2K Manufacturing, Inc. and Marketing Source International LLC have no operations.

Our current emphasis is in window fashions and accessories.  Our subsidiary, V2K Window Fashions, Inc. (“V2K Window Fashions”) sells and supports franchises in the window fashion industry.  We began selling franchises in March 1997.  Our first franchisee started operations in August 1997.  After selling several franchises, we halted our franchise sales activity while we refined our business plan and secured outside financing.  We began aggressively developing the franchise business model in November 2001, at which point we had 9 franchises.  As of September 30, 2009, we had 134 franchises, operating in thirty-five states, three Canadian provinces and Aruba.

Using our proprietary software developed at V2K Technology, Inc. (“V2K Technology”), our franchisees sell window fashions of all kinds to both commercial and residential customers.  “Soft” window fashions, such as drapes and curtains, and  “hard” goods, such as blinds, cellular shades, and shutters, are sourced to third party vendors.  All items are shipped directly from the manufacturer or vendor to the franchisee.

We intend to become the dominant company in the window décor and accessory market.  We plan to accomplish this goal by:

•	introducing our three-dimensional software technology into the industry’s sales channel and supply chain;
•	growing the business aggressively through the franchise business model and corporate license agreements; and
•	controlling the industry’s distribution channel.

Our long-term vision is to capture the majority of the home décor arena using our scalable, three-dimensional, graphic technology, by allowing our sources of distribution to bring unique general economies of scale to flooring, wall coverings, art, and accessory furnishings, among others.  In addition, we have license opportunities in related fields, such as the casement window industry, paint industry, and other industries in the building and design trade.

Our corporate offices, which include V2K International and all our subsidiaries, are located at 7853 E. Arapahoe Court, Suite 3100, Centennial, Colorado 80112, and our telephone number is (303) 202-1120.

Our Software

We have developed software that enables the user to decorate interiors of homes and other buildings on a computer screen.  By using the same type of graphics engine utilized by computer games, the user “sees” a three-dimensional image of a room, drawn to scale, on the computer screen.  Window coverings and accessories can be placed in the room, allowing the user to see the end result of the decorating effort.  Moreover, our software prices the items and prints the necessary purchase orders.

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

We plan to develop a web-based version of the software that will allow customers to design their own window coverings on the Internet.  We also plan to expand the existing software to provide a variety of interior and exterior design functions.  We have not established any timetables for these plans.

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

With an order in hand, the franchisee can send the order to us electronically.  One of our product specialists then reviews the order to make sure it conforms to the product being sold, and verifies the pricing.  Upon approval by a product specialist, the order is then broken down by vendor and the materials are ordered.  Alternatively, the franchisee can place the order with vendors directly.  The vendors then process the order and ship the finished products directly to the franchisee.  Upon receipt of the finished goods, the franchisee arranges for third party installation at the customer’s home or office.

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

We started selling franchises in March 1997.  As of September 30, 2009, we had 134 franchises, operating in 35 states, the Canadian provinces of Alberta, British Columbia and Nova Scotia, and Aruba.

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

We currently charge a franchise fee of $59,900 ($39,900 for a Small Market Franchise) for which the franchisee receives the following:
•	a laptop computer, portable printer, and carrying case
•	V2K’s software, including a price management program
•	non-proprietary software
•	samples of fabric, hard products and decorative hardware
•	starter set of printed materials, including business cards, stationery, and promotional materials
•	training manual, policy and procedure manual and marketing kit and
•	the exclusive right to advertise in a designated area.

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

In addition, we require franchisees to pay us the following:

Type of Fee or Expense	Amount	Due Date	Remarks
National/Regional/Local Advertising Fund1	2% of total gross sales, which percentage may be increased by us to up to 5% of gross sales; subject to minimum monthly fees2	Payable every 30 days	We and/or our contractors administer the Fund for the benefit of our system.
Showroom participation1	Up to $150 per month	Monthly as billed	Note 3
________________________

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

Type of Fee or Expense	Amount	Due Date	Remarks
Central telephone service1	Varies4	Monthly as billed	If the franchise is located in a central telephone service area, as designated by us, the franchise must pay its proportionate share of the costs of maintaining the service.4
Basic training5
Varies – We estimate that the cost of travel, lodging and meals for each person attending Basic Training will range from $200 to $1,200.  The actual cost for each person may be higher or lower depending upon the distance traveled, and the meals and lodging selected.
As incurred
No training fee is charged for up to two persons.6  The training fee for additional persons will be determined by us.  We reimburse the franchisee for travel for one person (up to $300), and for lodging expenses for one attendee.  The franchisee pays the cost of meals for one attendee and pays all travel, lodging and meals expenses for any other attendees.

Mandatory meetings and additional mandatory training5
Varies – We estimate that the cost per person for travel, lodging and meals to attend a one-day meeting will be $20 to $600.  The actual cost for each person may be higher or lower depending upon the distance traveled, the meals and lodging selected, and the length of the meetings.
		As incurred	No more than 1 mandatory meeting/training program will be scheduled each year. No attendance fee is charged by us, but the franchisee pays the cost of travel, lodging and meals.7
Optional training1, 5	Varies8 - We estimate that the cost person for travel, lodging and meals to attend a one-day optional training program will be	2 weeks prior to beginning of training	We may, but are not required to, offer optional training programs that the franchisee may attend.
_____________________

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

Type of Fee or Expense	Amount	Due Date	Remarks
$20 to $600 (plus the program fee). The actual cost for each person may be higher or lower depending upon the distance traveled, the meals and lodging selected, and the length of the training program.
Product sample updates	Varies9	As incurred	Note 9
Technology fee1	$75 per month; subject to an annual increase at our sole determination, but not more than 10% per year.	Monthly, as billed. As of the date of this filing, we do not charge this fee, but may do so upon at least 30 days prior written notice to the franchisee.	This fee may be assessed by us for website and e-mail hosting by us, for future web-based system integration, and for other technology related services.
Transfer/training fee1
The transfer fee is $7,000 plus any brokerage commissions, finder’s fees or similar charges that we are required to pay to any third party that is not an affiliate of ours.  The training fee is $1,000.10
		Prior to completing the transfer	Payable upon transfer of the franchise. No charge if the franchisee transfers to a business entity that it controls.
Audit1	Cost of audit and underpayment amount, plus interest.	Immediately upon billing	Payable only if audit shows an understatement of at least 2% of gross sales for any month.
Credit/debit card authorization and administrative fee1	Varies – We charge 3% of the amount of the debit or credit.	As incurred	Note 11
Insufficient funds fee1	Varies	As incurred	Note 12
Insurance5	Varies – Insurance in Denver costs about $50 per month. The franchisee’s cost may be higher or lower, depending	Varies	Franchisee must obtain our approval of insurance carrier. We have appointed an approved carrier and established
_______________________

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

Type of Fee or Expense	Amount	Due Date	Remarks
	upon its location and the insurance carrier selected		minimum required covered amounts.
Indemnification	Varies – The franchisee will pay the amount of the liability assessed against us plus the expenses incurred in defending us.	Varies	The franchisee must reimburse us for any liability and costs incurred by us by reason of the franchise or our operation of the business on the franchisee’s behalf.

Franchisees place most orders for products with us.  We in turn place them with our vendors.  Finished products are shipped  and billed to our franchisees.  Royalty payment terms with our franchisees are net 20 days.  We believe that this arrangement results in quality control of the products being sold to the customer and provides us with a way to monitor our franchisees’ operations.

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

Manufacturing and Sourcing

Franchisees submit most purchase orders to us.  We place the orders for the products with a number of third party vendors, including soft product manufacturers with whom we have development strategic alliances.

For the years ended September 30, 2009 and 2008, approximately 77% and 69%, respectively, of materials and supplies were acquired from three major vendors (Lafayette Venetian Blind, Inc., Krohn’s Coverings, Inc., and DSC Window Fashions, Inc.), with the largest vendor, Lafayette Venetian Blind, Inc., representing 46% and 38%, respectively of the total for each year.  The related accounts payable to the largest vendor was approximately $208,078 as of September 30, 2009 and $291,131 as of September 30, 2008.  We believe that if we were to lose any of these vendors, we could replace the vendor(s) with others who provide the same materials and supplies.  However, we could incur disruption of processing orders from franchisees while transitioning from one vendor to another and this could negatively impact our business.

Research and Development

We incurred research and development expenses of $158,538 and $317,891 for the years ended September 30, 2009 and 2008, respectively.

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

Budget Blinds appears to be our closest competitor, in the sense that it is engaged in the window covering industry, and offers franchises.  Also, a few other smaller companies offer custom window treatment franchise systems.

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

Employees

We had 12 full-time and 1 part-time employees as of September 30, 2009.  None of our employees is covered by a collective bargaining agreement.

Item 1A.         Risk Factors

We have incurred losses and cannot assure you of profitability.  With the exception of net income of $69,195 for the year ended December 31, 2003, we have incurred net losses, including a loss of $868,687 for our most recently completed fiscal year.  As of September 30, 2009, our accumulated deficit was $4,160,121.  To date, we have not generated revenues sufficient to fund our business and pay our ongoing expenses.  There can be no assurance that we will be profitable in the future.

We are dependent upon outside financing.  We rely upon external sources of financing to fund future growth and the implementation of our business plan.  Since our inception in July 1996, we have financed our operations through internally generated revenues, the sale of our stock and by borrowing from third parties and affiliates of our Company.  We will likely need to borrow from third parties and affiliates to provide sufficient capital to maintain current operations.  We do not know whether future financing will be available on acceptable terms, or at all.  Any additional financing may result in dilution to our shareholders.  Our failure to obtain external financing may have a material adverse effect on our ability to operate the business.

Our current business plan is dependent upon our ability to sell franchises and to have successful franchisees.  Our growth is dependent upon our continued ability to sell franchises.  Our existing franchise base of approximately 134 is too small to produce enough royalty revenue to support our operations.  To be successful, we need to be able to identify suitable franchise candidates, provide them with adequate training, and manage competently the infrastructure to support the franchises.  In addition, our franchisees must be successful in their business operations.  If they are not successful, it will adversely impact our sales of franchises and we will not generate sufficient royalty income needed to operate.

We use franchise broker networks and Internet advertising to generate leads to identify suitable franchise candidates.  If prospective candidates indicate a sufficient amount of interest, we encourage them to travel to our offices for a “discovery day” and reimburse them for $300 of airfare and one night of lodging.  After our franchisees attend a two-week basic training program, which includes instruction pertaining to operating our proprietary software, product knowledge and design, business management and sales and marketing, we provide them with a 90-day “quick start” marketing program.  We also follow-up on the progress each new franchisee.

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

Our success and ability to compete depends upon our ability to secure and protect our technology.  Our success depends on our ability to protect our technology.  In the event that a third party misappropriates or infringes on our intellectual property, our business would be seriously harmed.  Third parties may independently discover or invent competing technologies or reverse engineer our software.  We expect that if we should successfully market franchises and licenses to use our software, competitors may attempt to duplicate our technology.

The loss of our officers and directors or our failure to attract and retain additional personnel could adversely affect our business.  Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors.  Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our key personnel could, to varying degrees, have an adverse effect on our operations and system development.  We currently maintain “key-man” life insurance on Victor Yosha, our president/chief executive officer, however, there is no contract in place assuring his services for any length of time.  The loss of Mr. Yosha would have a material adverse affect on us.  We do not have assurance that the services of any member of our management will remain available to us for any period of time, or that we will be able to enter into employment contracts with any of our management, or that any of our plans to reduce dependency upon key personnel will be successfully implemented.

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

We use outside suppliers to fulfill the orders placed with us by our franchisees.  Orders placed with us by our franchisees are filled by outside suppliers, with our three largest vendors constituting approximately 77% of materials and supplies for the year ended September 30, 2009.  We have chosen to limit the number of suppliers that we use in order to obtain better pricing terms from them and to insure the quality of the products delivered to our franchisees’ customers.  We believe that if we were to lose any of these vendors, we could replace the vendor(s) with others who provide the same materials and supplies.  However, we could incur disruption of processing orders from franchisees while transitioning from one vendor to another and this could negatively impact our business.

A limited number of shareholders collectively own a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other shareholders.  As of September 30, 2009, our directors, officers, and more than 10% shareholders owned beneficially 60% of our common stock.  Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions.

This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our shareholders.

Outstanding warrants may negatively impact our ability to obtain future financing.  We have outstanding warrants to purchase 8,000 shares of common stock at $37.50 through January 5, 2010, outstanding warrants to purchase 5,852 shares of common stock at $18.75 through September 30, 2010 and outstanding warrants to purchase 5,852 shares of common stock at $31.25 through September 30, 2011.  As long as these warrants remain unexercised and outstanding, the terms under which we may be able to obtain additional capital financing may be adversely affected.

We have a substantial number of shares that may become freely tradable and could therefore result in a reduced market price.  As of November 30, 2009, we had an aggregate of 298,379 shares of our common stock issued and outstanding, with 33,565 registered shares, currently owned by existing shareholders, freely tradable.  In addition, we registered the resale of 8,000 shares issuable upon the exercise of warrants.  The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our shares.

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

Future equity transactions, including exercise of options or warrants, could result in dilution.  From time to time, we intend to sell restricted stock, warrants, and convertible debt to investors in private placements.  Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices.  These transactions will cause dilution to existing shareholders.  Also, from time to time, options will be issued to officers, directors, or employees, with exercise prices equal to the then prevailing market price.  As of September 30, 2009, 226,160 options that had been granted to officers, directors, employees and consultants were outstanding.  Exercise of in-the-money options and warrants will result in dilution to existing shareholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

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

Item 1B.        Unresolved Staff Comments

Not applicable.

Item 2.           Properties

Facilities

Our principal offices are located at 7853 E. Arapahoe Court, Suite 3100, Centennial, Colorado 80112.  We sub-lease approximately 1,200 square feet on a month to month basis.

Item 3.           Legal Proceedings

Several of our trade creditors have initiated legal proceedings to collect amounts owed to them by us.  As of the date of this report, no judgments have been entered against us. We are negotiating with these creditors to reach a settlement.  The aggregate amount in question is approximately $16,500 and is reflected in our financial statements as current liabilities.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective December 17, 2009 our common stock symbol as currently quoted on the OTC Bulletin Board (“OTCBB”)” was changed to “VTOKD” to reflect a reverse stock split of 1:125.  The trading symbol often appears as “VTOKD.OB” in quotation requests on the Internet.  Priced quotations for our stock were not entered until November 2007.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years ended September 30, 2009.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2008 Fiscal Year:
December 31, 2007	$62.50	$23.75
March 31, 2008	$52.50	$18.75
June 30, 2008	$40,00	$12.50
September 30, 2008	$28.75	$ 3.75

2009 Fiscal Year:
December 31, 2008	$3.750	$0.125
March 31, 2009	$0.625	$0.000
June 30, 2009	$0.000	$0.000
September 30, 2009	$0.875	$0.000

On December 29, 2009, the closing bid price for the common stock on the OTCBB was $0.05 per share.

Holders and Dividends

As of December 29, 2009, there were 83 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant

Recent Sales of Unregistered Securities

Not applicable.

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

History and Overview

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006.  Through our wholly owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing,

Inc., and Marketing Source International, LLC, we sell and support franchises in the residential and commercial window fashion industry, and develop and license proprietary software that allows users to decorate windows for both residential and commercial customers.

Details of the Company’s subsidiaries as of September 30, 2009 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest held
V2K Window Fashions, Inc.	Colorado corporation	Franchise sales and support	100%
V2K Technology, Inc.	Colorado corporation	Development and licensing of software	100%
V2K Manufacturing, Inc.	Colorado corporation	No operations at this time	100%
Marketing Source International, LLC	Colorado limited liability company	No operations at this time	100%

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

Since our inception through September 30, 2009, in order to fund the development of our software and to develop our franchising operations, we have obtained approximately $4,304,990 from: debt subsequently converted to equity ($842,000), including amounts contributed by our officers and directors ($667,000); the sale of stock ($1,514,633); and current outstanding loans ($1,281,357).  We believe that our real value lies in our software.  However, that value is not reflected in our financial statements due to accounting policies (discussed below) pertaining to research and development costs.  We believe that our software has now been developed to the point where it can be used for a variety of niches within the home décor industry.

Critical Accounting Policies

Franchise Operations - Overview.  Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales. In addition, most materials and goods sold by franchisees are processed through the Company using approved vendors and suppliers.

As of September 30, 2009, we supported 134 independently owned franchises located in 35 states, three Canadian provinces and Aruba.  A summary of franchise activity is as follows:

	September 30, 2009	September 30, 2008
Franchises in operation - beginning of period	170	182
Franchises sold during the period	2	19
Franchises cancelled, terminated or repurchased during the period	(38)	(31)
Franchises in operation - end of period	134	170

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Accounting Standards Codification (ASC) Topic 350 (Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”), we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized.  When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced.  We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value. In the years ended September 30, 2009 and 2008, we reacquired franchise rights from zero and two franchisees, respectively.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchises voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under ASC Topic 952 (SFAS No. 45, “Accounting for Franchise Fee Revenue”), no fair value is assigned to these transactions. In the years ended September 30, 2009 and September 30, 2008, we repossessed 38 and 29 franchises, respectively.

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

Effective June 15, 2009, we amended the terms of our vendor agreements, which resulted in a change in  our revenue recognition policy with regard to sales of materials and supplies.  The following is a discussion of our revenue recognition policy before and after June 15, 2009.

Prior to June 15, 2009 our franchisees placed all orders for materials and supplies with us.  We reviewed each proposed purchase order to determine whether the products could be made as requested, made any necessary changes, and then placed the corresponding orders with its vendors. Accordingly, we determined all product specifications. While the products were shipped directly to the franchisees by the vendors, we received title to the shipped items and had the physical risk of loss upon shipment.  We were liable to the vendors for payment and collected the amounts due for the goods from the franchisees.  We negotiated all pricing with the vendors and had the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin.  In addition, we were responsible to the franchisees for goods shipped by the vendors that did not meet specifications.  We had discretion in supplier selection.  Thus, we acted as a principal as defined in the ASC Topic 605 (Emerging Issues Task Force, Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”).  Revenue from materials and supplies sales was recorded upon shipment to the franchisee by the vendor and represented approximately 77% of total revenue for the year ended September 30, 2009, and 73% of total revenue for the year ended September 30, 2008.

As of June 15, 2009, our franchisees no longer place all orders for materials and supplies with us, and are billed directly by our vendors.  We only review orders submitted to us for our supported vendors, to determine whether the products can be made as requested, make any necessary changes, and then places the corresponding orders with the supported vendors. Accordingly, we determine product specifications for supported vendors only.  The products are shipped directly to the franchisees by the vendors, and the franchisee receives title to the shipped items and has the physical risk of loss upon shipment.  The franchisee is billed directly by the vendor and is now liable to the vendor for payment. We still negotiate all pricing with our supported vendors, and have the ability to establish rebate programs with these vendors.  We are no longer responsible to our franchisees for goods shipped by the supported vendors that did not meet specifications, but do maintain discretion in supplier selection.  Thus, we no longer act as a principal as defined in the ASC Topic 605 (Emerging Issues Task Force, Issue 99-19), and therefore no longer report revenues from sales of materials and supplies.  This change has no material impact our net income, but does reduce the sales of materials and supplies and cost of those materials and supplies by the same amount. The amount of reduced gross sales and cost of these sales from June 15 to September 30, 2009 was approximately $756,000.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of September 30, 2009, impairment of $73,409 has been recorded.

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

Share-based Compensation.  Share-based compensation involves calculating the value of stock options granted under our stock option plan, following calculation methods prescribed by ASC Topics 505 and 718 (SFAS 123R).  We use the Black-Scholes stock option pricing model, which requires assumptions for expected option life, a risk-free interest rate, dividend yield, and volatility.  Expected option life represents the period of time that options granted are expected to be outstanding, the risk-free interest rate is based on the U.S. Treasury market, and volatility is derived from trading prices of the stock of a peer company.  For the years ended September 30, 2009 and 2008, share-based compensation was $37,833 and $83,057, respectively.  Share-based compensation is included in selling, general and administrative expenses as an operating expense and therefore has a significant impact on results of operations.

Variable Interest Entities.  The Financial Accounting Standards Board (“FASB”) issued ASC Topic 810 (Interpretation 46 (revised 2003), “Consolidation of Variable Interest Entities”) and requires the primary beneficiary of a variable interest entity to consolidate that entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised window fashions retail operations.  We do not possess any ownership interests in franchise entities. We do not generally provide financial support to the franchisees.  Management has reviewed the franchise entities and determined that, other than the former 100% owned franchise, we are not the primary beneficiary of the entities, and therefore, these entities have not been consolidated

Results of Operations

At this point in our development, our results of operations are impacted primarily by the sales of franchises, as our existing franchise base is too small to generate enough royalty revenue and gross profit margin from sales of materials and supplies to support our operations.  While revenues from sales of material and supplies comprise 77% and 73% of total revenues for the years ended September 30, 2009 and September 30, 2008, respectively, the margin on these sales averages approximately 4-6%.  We limit our mark-up to our franchisees so that they can be competitive in quoting prices to customers and also operate profitably.

Year Ended September 30, 2009 as Compared to Year Ended September 30, 2008.  Our sales of franchises revenues decreased by $947,927(90%) primarily due to selling only 2 franchises for the year ended September 30, 2009, as compared to 19 for the year ended September 30, 2008.  Our margin on sales of franchises was 41% for 2009, as compared to 39% for 2008.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  Approximately 85% of our sales of franchises are generated through brokers.  Other components of cost of franchise sales are the costs of training that we provide (such as lodging and travel expenses), equipment provided to the franchisee (laptop computer, printer and carrying case), books of fabric samples, and starter sets of marketing materials.  The increase in margin on the sale of franchise units in 2009 was primarily the result of a reduction in cost of the items we provided to new franchisees during the 2009 fiscal year.

In 2008, royalty fees and sales of materials and supplies decreased by $119,998 (19%) and $2,618,775 (57%), respectively.  We believe that the decrease was due to the general slowdown in the economy, especially with respect to the downturn in the housing market, and our efforts to eliminate under-performing franchises from the system.  In addition, our change in policy with respect to revenue recognition from the sales of materials and supplies played a significant part in the 57% decrease from the prior year.  (See Critical Accounting Policies – Revenue Recognition above.)

While our revenues decreased by $3,686,700 (59%), our operating expenses decreased by $3,772,635 (52%), resulting in the operating loss of $868,531 in fiscal 2009, as compared to $954,466 in 2008.

Selling, general and administrative expenses decreased by $583,934 (30%) in fiscal 2009, primarily due to a reduction in stock compensation expense and personnel.  Research and development costs were $158,538 in 2009, compared to $317,891 in 2008.

Interest expense increased by $69,743 (124%) in 2009, primarily due to an increase in the amounts borrowed from related parties.

During 2009, we recognized a gain on liability extinguishment of $104,684 as a result of entering into a mutual termination and release agreement with our landlord, which released us from all of our lease obligations.

As a result of the above, our net loss for the year ended September 30, 2009 was $868,687, as compared to a net loss of $986,279 for the year ended September 30, 2008, a decrease in the net loss of $117,592.

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

At September 30, 2009.  At September 30, 2009, we had a working capital deficit of $1,911,271 as compared to a deficiency of $1,151,926 at September 30, 2008.  While our current assets decreased by $724,015, our current liabilities increased by $35,330.  The most significant decrease in current assets was with respect to accounts receivable, which decreased by $505,913.  The decrease in accounts receivable was due in large part to the change in our revenue recognition policy with respect to sales of materials and supplies.

The most significant increase in current liabilities was the result of borrowing from related parties.  Note payable – related parties increased by $309,904 in 2009.  This was partially offset by decreases in accounts payable and accrued expenses ($256,356), note payable other ($1,259), capital lease obligations ($3,481), line of credit ($10,000) and deferred rent ($28,786).

Unearned income, which represents franchise fees received for which we are performing our initial obligations under the franchise agreement, increased by $25,308 from September 30, 2008.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for travel (up to $300) and pay lodging expenses for one person to attend the training as part of the franchise fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s software and non-proprietary software such as Microsoft Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

For the year ended September 30, 2009, we used cash of $85,978 for operating activities, as compared to $1,009,007 for the year ended September 30, 2008.  Financing activities provided cash of $103,103 in 2009, exclusively through proceeds from notes payable to related parties.  In comparison, financing activities in 2008 provided cash of $771,816, primarily through proceeds from notes payable to related parties and proceeds from a line of credit in the amounts of $731,453 and $150,000, respectively.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  As described above, we have suffered recurring losses, have a working capital deficit of $1,911,271 as of September 30, 2009, and an accumulated deficit of $4,160,121 at September 30, 2009, thereby raising substantial doubt as to our ability to continue as a going concern.

Contractual Obligations

As of September 30, 2009, we had the following contractual obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Equipment lease obligations	$20,266	$7,260	$13,006	--	--
Total	$20,266	$7,260	$13,006	--	--

Plan of Operations

Although we reduced our operating expenses by approximately $3,700,000 in fiscal 2009 and by approximately $2,200,000 in fiscal 2008, comparable declines in revenues over the last two years have resulted in the continued need to borrow from third parties and affiliates to provide sufficient capital to maintain current operations.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. We will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on our financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. We will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period after November 15, 2009 and will be effective for us in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are evaluating the potential impact of the implementation of this authoritative guidance on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This authoritative guidance will be effective for us in fiscal 2010. We expect that this authoritative guidance will have minimal impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We will comply with this authoritative guidance in fiscal 2010.

In December 2007, the FASB revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance will be effective for us in fiscal 2010, with early adoption prohibited. We expect that this authoritative guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we may consummate after the effective date.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance will be effective for us in fiscal 2010, with early adoption prohibited. We are evaluating the potential impact of the implementation of this authoritative guidance on our financial position or results of operations.

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

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange

Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

Our Chief Executive Officer and Chief Financial Officer completed their assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 15d-(f) promulgated under the Exchange Act) as of September 30, 2009, and therefore, are able to assert that, as of September 30, 2009, our internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  It should be noted that a control system, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met.

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

Item 9B.          Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our officers, directors and key employees are as follows:
Name	Age	Position
Victor J. Yosha	63	President, Chief Executive Officer, and Director
Gordon E. Beckstead	72	Chairman of the Board of Directors, Treasurer and Interim Chief Financial Officer
Samuel Smith	43	Executive Vice President and Chief Operating Officer
R. J. Wittenbrink	73	Secretary, General Counsel and Director
Carlyle Griffin	64	Director
Douglas A. Miller	59	Director

The term of office of each director ends at the next annual meeting of our shareholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of shareholders, or when such officer’s successor is elected and qualifies.  Our last annual meeting of shareholders was held on March 18, 2009 in Lakewood, Colorado.  We have not made any changes to the procedures by which shareholders may recommend nominees to our board of directors.

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

Gordon E. Beckstead has been our chairman of the board of directors since May 2001, and our interim chief financial officer since December 2009.  He has been a business consultant since December 1984, providing financing and management advice.  From June 1984 to December 1986, Mr. Beckstead was the chairman of ATE, Inc., a long distance reseller based in Las Vegas, Nevada, with operations in Nevada, Idaho, Washington, and California.  In addition, he was a director of Citizens National Bank of Boise, Idaho, from April 1981 to December 1986.  From 1977 to 1984, Mr. Beckstead was a partner in an accounting firm which he founded.  Prior to 1977 he was a partner in the international accounting firm then known as Deloitte Haskins & Sells.  He received a bachelor’s degree from Utah State University in 1959.

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

Conflicts of Interest

One of our two non-officer directors, Carlyle Griffin, is associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in his acting as a director of our company.  While this director is engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business, in terms of having adequate time to devote to the business of the company.  Mr. Griffin devotes less than 10% of his working time in his role as a director.  All of our officers devote 100% of their working time to V2K.

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

Item 11.           Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer and principal financial officer (“Named Officers”) for services rendered during the years ended September 30, 2009, 2008 and 2007.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensation ($)	Total ($)
Victor J. Yosha, President and CEO	2009 2008 2007	-0- 2,500 50,000	-0- -0- -0-	-0- -0- -0-	-0- -0- 58,997 (1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	15,520 16,277 108,887
Jerry A. Kukuchka, Chief Financial Officer (2)	2009 2008 2007	84,353 95,897 97,507	-0- -0- 200	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	87,171 100,260 104,576
_____________________

(1)
The options were valued using the Black-Scholes stock option pricing model with the following assumptions: Expected option life-years:  3.00 – 7.50; Risk-free interest rate:  5.125%; Dividend yield:  0; Volatility:  0.28.

(2)	Mr. Kukuchka resigned as our Chief Financial Officer in December 2009.

Mr. Yosha was originally granted options to purchase 52,000 shares by V2K Window Fashions in July 2004.  Upon the reorganization of V2K Window Fashions into V2K International in April 2006, these options were replaced with options to purchase common stock of V2K International on comparable terms.  At the time of the replacement, options to purchase 20,000 shares had vested, options to purchase 16,000 shares vested in July 2006, and options to purchase 16,000 shares vested in July 2007.

On August 9, 2007, we designated options to purchase 667 shares at $6.25 per share, that had previously been granted and reserved for anticipated growth, to Mr. Yosha.  286 of these options had already vested, 95 vested on July 9, 2008, 96 vested on July 9, 2009, and the remaining 190 vest one-half each annually beginning July 9, 2010.  These options are exercisable until July 9, 2014.

There were no grants of plan-based awards to either of the Named Officers during the fiscal year ended September 30, 2009.

Outstanding Equity Awards At Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number 0f Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Victor J. Yosha	52,000 400 8,000 477	-0- -0- -0- 190 (1)	-0- -0- -0- -0-	6.25 25.00 25.00 6.25	07/09/2014 05/02/2011 06/30/2011 07/09/2014	N/A	N/A	N/A	N/A-
Jerry A. Kukuchka (4)	400 400 400 -0- -0-	-0- -0- -0- 400 (2) 400 (3)	-0- -0- -0- -0- -0-	25.00 25.00 25.00 25.00 25.00	06/30/2012 06/30/2013 06/30/2014 06/30/2015 06/30/2016	N/A	N/A	N/A	N/A
____________________
(1)	One half of these options vest annually beginning July 9, 2010.
(2)	These options vest on June 30, 2010.
(3)	These options vest on June 30, 2011.
(4)	Mr. Kukuchka resigned as our Chief Financial Officer in December 2009.

During the fiscal year ended September 30, 2009, there were no exercises of stock options by the Named Officers.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  We did not compensate any of our directors during the last completed fiscal year.

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

Stock Option Plan

Our shareholders adopted the 2006 Stock Option Plan on March 31, 2006 that permits the granting of options to purchase up to 240,000 shares.  Options may be granted to officers, directors, employees, and consultants on a case-by-case basis.  This Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the Plan, except that no incentive stock option will be granted after March 31, 2016.

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

As of September 30, 2009, 226,160 options were outstanding under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of September 30, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gordon E. Beckstead 7853 E. Arapahoe Court Centennial, Colorado 80112	108,703 (2)	29.30%
Victor J. Yosha 7853 E. Arapahoe Court Centennial, Colorado 80112	107,179 (3)	29.26%
R.J. Wittenbrink 7853 E. Arapahoe Court Centennial, Colorado 80112	33,835 (4)	10.77%
Robert & Lynda Leo 3445 W. 45th Avenue Denver, CO 80211	27,198 (5)	8.64%
Michael J Lee 2805 Norris Avenue Winter Park, FL 32789	18,058 (6)	5.71%
Carlyle Griffin 16163 Canyon Wren Way Morrison, Colorado 80465	17,318 (7)	5.60%
Lea Blohm P.O. Box 3740 Parker, Colorado 80134	16,485 (8)	5.49%
Ed Williams 3461C Sunset Way Circle Punta Gorda, Florida 33955	16,400 (9)	5.49%
Samuel Smith 7853 E. Arapahoe Court Centennial, Colorado 80112	13,304 (10)	4.27%
Douglas A. Miller 6435 Umber Circle Arvada, CO 80007	4,595 (11)	1.54%
Jerry A. Kukuchka 7853 E. Arapahoe Court Centennial, Colorado 80112	2,000 (12)	0.67%
All officers and directors as a group (7 persons)	286,934 (13)	59.72%
___________________

(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from September 30, 2009, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.  Percentages are based on 298,379 shares outstanding.

(2)
Includes 64,876 shares issuable upon the exercise of vested stock options and 7,767 shares issuable upon the exercise of warrants.  Does not include shares issuable upon the conversion of a promissory note.

(3)	Includes 60,876 shares issuable upon exercise of vested stock options and 7,099 shares issuable upon exercise of warrants. Does not include shares issuable upon the conversion of a promissory note.
(4)	Includes 12,876 shares issuable upon exercise of vested stock options and 2,838 shares issuable upon exercise of warrants. Does not include shares issuable upon the conversion of a promissory note.
(5)	Includes 16,400 shares issuable upon the exercise of vested stock options.

(6)	Includes 17,898 shares issuable upon exercise of vested stock options.
(7)	Includes 10,640 shares issuable upon exercise of vested stock options.
(8)	Includes 2,000 shares issuable upon exercise of warrants.

(9)	Includes 400 shares issuable upon exercise vested stock options.
(10)	Includes 12,744 shares issuable upon exercise of vested stock options and 200 shares issuable upon exercise of warrants.
(11)	Includes 400 shares issuable upon exercise of vested stock options and 200 shares issuable upon the exercise of warrants.
(12)	Includes 1,200 shares issuable upon exercise of vested stock options and 400 shares issuable upon the exercise of warrants. Mr. Kukuchka resigned as an officer of the Company in December of 2009.
(13)	Includes 163,612 shares issuable upon exercise of vested stock options and 18,504 shares issuable upon the exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	90,160	$12.208	13,840
Equity compensation plans not approved by security holders	136,000	$6.250	-0-
Total	226,160	$8.625	13,840

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

Bridge Loans.  At September 30, 2008 and 2007, we owed Messrs. Beckstead, Yosha and Wittenbrink $453,413, $408,681 and $77,360, respectively, for loans made to us.  For the years ended September 30, 2009 and 2008, we did not pay interest to Messrs. Beckstead, Yosha and Wittenbrink..

On September 30, 2008, we consolidated and restructured amounts loaned to us by Messrs. Beckstead, Wittenbrink, and Yosha from January 2008 through September 2008.  The amounts had been loaned primarily as demand notes with interest at 12% per annum.

The new notes are secured by the assets of V2K Technology and mature June 30, 2009, subject to a three-month extension at our option. Interest is paid semi-annually and accrues at the rate of 12% per annum.  The notes are convertible into shares of our common stock at any time at the option of the holder at 90% of the volume-weighted average price for the 20 trading days immediately preceding the date of conversion, subject to a floor price of $18.75.

For each dollar that has been loaned, we issued two redeemable common stock purchase warrants, one of which is exercisable at $18.75 per share for two years and one of which is exercisable at $31.25 for three years.  Each warrant is exercisable to purchase one share of common stock.

Accordingly, we issued new notes and warrants as follows:

Lender	Amount of new note	Number of $18.75 warrants	Number of $31.25 warrants
Gordon E. Beckstead	$360,413	2,883	2,883
R.J. Wittenbrink	$52,359	419	419
Victor J. Yosha	$318,681	2,550	2,550

Bank Guarantees.  In August 2007, we established a line of credit with a commercial bank in the amount of $250,000.  The line of credit is collateralized with a security interest in the personal property of V2K Window Fashions.  In addition, Messrs. Beckstead, Wittenbrink and Yosha have personally guaranteed 125% of the amount.  At September 30, 2009 and 2008, we had drawn $240,000 and $250,000, respectively, against the line of credit.

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

Douglas A. Miller and Carlyle Griffin are considered independent directors under the above definition.  We do not list that definition on our Internet website.

Item 14.         Principal Accountant Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2008	$81,797	-0-	$12,725	-0-
2009	$53,750	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
10.1	2006 Stock Option Plan (1)
10.2	Form of Franchise Agreement (3)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (1)
10.4	Office Lease and Note (3)
10.5	Convertible Note in Favor of Gordon E. Beckstead dated September 30, 2008 (4)
10.6	Convertible Note in Favor of R. J. Wittenbrink dated September 30, 2008 (4)
10.7	Convertible Note in Favor of Victor J. Yosha dated September 30, 2008 (4)
10.8	Security Agreement with Gordon E. Beckstead, R. J. Wittenbrink and Victor J. Yosha dated September 30, 2008 (4)
14.1	Code of Ethics for Chief Executive Officer (6)
14.2	Code of Ethics for Chief Financial Officer (6)
14.3	Code of Ethics for Principal Accounting Officer (6)
14.4	Code of Ethics for Director of Operations (6)
16.1	Letter from Gordon, Hughes & Banks, LLP (5)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
__________________
(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007
(2)	Filed as an exhibit to the registrant’s current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.
(3)	Filed as an exhibit to Amendment No. 1 to the registrant’s registration statement on Form SB-2, file number 333-141201, filed May 1, 2007.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated September 30, 2008, file number 333-141201, filed October 6, 2008.
(5)	Filed as an exhibit to the registrant’s current report on Form 8-K dated October 28, 2008, file number 333-141201, filed November 3, 2008.

(6)	Filed as an exhibit to the registrant’s report on Form 10-K dated September 30, 2008, file number 333-141201, filed December 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V2K INTERNATIONAL, INC.

Date: January 6, 2010	/s/ Victor J. Yosha
Victor J. Yosha, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victor J. Yosha	President, Chief Executive Officer and Director	January 6, 2010
Victor J. Yosha	(Principal Executive Officer)

/s/ Gordon E. Beckstead	Interim Chief Financial Officer and Director	January 6, 2010
Gordon E. Beckstead	(Principal Financial Officer)

Director
Carlyle Griffin

/s/ R.J. Wittenbrink	Director	January 6, 2010
R.J. Wittenbrink

Director
Douglas A. Miller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
V2K International, Inc.
Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of V2K International, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of V2K International, Inc. as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficit at September 30, 2009, and has an accumulated deficit of $4,160,121 as of September 30, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
December 29, 2009

V2K INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

ASSETS

CURRENT ASSETS	2009	2008
Cash and cash equivalents	$38,989	$23,059
Cash - restricted	31,936	55,091
Accounts receivable, net of allowance for doubtful accounts
of $75,286 (2009) and $41,483 (2008)	76,155	582,068
Current portion of notes receivable	17,182	38,303
Prepaid expenses and other	13,007	202,763
Total Current Assets	177,269	901,284

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation of $236,544 (2009) and $238,133 (2008)	17,454	107,485

REACQUIRED FRANCHISE RIGHTS	-	73,409

NOTES RECEIVABLE - net of current portion	-	10,763

Total Assets	$194,723	$1,092,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$557,415	$834,825
Accrued expenses	130,132	109,078
Current portion of note payable - other	32,746	34,005
Current portion of capital lease obligations	-	3,481
Line of credit	240,000	250,000
Notes payable - related parties	1,041,357	731,453
Current portion of deferred rent	-	28,786
Unearned income	86,890	61,582
Total Current Liabilities	2,088,540	2,053,210

LONG TERM LIABILITIES
Deferred rent, net of current portion	-	134,560
Total Liabilities	2,088,540	2,187,770

STOCKHOLDERS’ DEFICIT
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 298,379 shares (2009) and
251,739 shares (2008)	298	252
Additional paid-in capital	2,266,006	2,196,353
Accumulated deficit	(4,160,121)	(3,291,434)
Total Stockholders' Deficit	(1,893,817)	(1,094,829)

Total Liabilities and Stockholders' Deficit	$194,723	$1,092,941

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	2009	2008
REVENUES
Sales of franchises	$99,800	$1,047,727
Royalty and advertising fees	498,901	618,899
Sales of materials and supplies	1,965,297	4,584,072
Total Revenues	2,563,998	6,250,698

OPERATING EXPENSES
Cost of franchise sales	59,129	636,799
Cost of materials and supplies	1,859,144	4,310,822
Research and development expenses	158,538	317,891
Selling, general and administrative expenses	1,355,718	1,939,652
Total Operating Expenses	3,432,529	7,205,164

LOSS FROM OPERATIONS	(868,531)	(954,466)

OTHER INCOME (EXPENSE)
Interest expense	(125,984)	(56,241)
Other income	21,144	32,303
Loss on disposition of assets	-	(7,875)
Gain on liability extinguishment	104,684	-
Total Other Income (Expense)	(156)	(31,813)

NET LOSS BEFORE INCOME TAXES	(868,687)	(986,279)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(868,687)	$(986,279)

NET LOSS PER SHARE -
Basic and diluted	$(3.13)	$(3.93)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	277,519	250,884

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, October 1, 2007 *	249,179	$249	$2,013,353	$(2,305,155)	$(291,553)

Stock issued for franchise rights *	160	1	3,999	-	4,000
@ $25.0000 per share

Stock compensation expense	-	-	83,057	-	83,057

Stock issued for services
@ $36.2500 per share *	2,400	2	86,998	-	87,000

Warrants issued on bridge loan	-	-	8,946	-	8,946

Net loss fiscal 2008	-	-	-	(986,279)	(986,279)
Balances, September 30, 2008 *	251,739	252	2,196,353	(3,291,434)	(1,094,829)

Stock issued for services *	24,000	24	12,052	-	12,076
@ $0.5032 per share

Stock compensation expense	-	-	37,833	-	37,833

Stock issued for rent abatement
@ $0.8741 per share *	10,280	10	8,976	-	8,986

Stock issued to affiliate
@ $0.8741 per share *	12,360	12	10,792	-	10,804

Net loss fiscal 2009	-	-	-	(868,687)	(868,687)
Balances, September 30, 2009 *	298,379	$298	$2,266,006	$(4,160,121)	$(1,893,817)

*Restated to reflect 1:125 reverse split of common stock (see Notes 1 and 14).

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,687)	$(986,279)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation and amortization	122,730	44,832
Bad debt provision	99,389	65,351
Rent expense satisfied with stock	8,986	-
Stock issued for franchise rights	-	4,000
Warrants issued on bridge loan	-	8,946
Stock issued for services	22,880	87,000
Stock compensation expense	37,833	83,057
Loss on disposition of assets	-	7,874
(Gain) on liability extinguishment	(104,684)	-
Changes in assets and liabilities
Decrease (increase) in restricted cash	23,155	(12,802)
Decrease (increase) in accounts receivable	505,913	(65,611)
Decrease (increase) in prepaid expenses and other	192,262	(111,612)
Decrease in notes receivable	31,884	99,256
Decrease in inventory	-	8,343
(Decrease) in accounts payable	(277,410)	(140,698)
Increase (decrease) in accrued expenses	21,054	(37,755)
Proceeds from deferred rent	-	48,288
(Disposition) acquisition of franchises and interests therein	73,409	(29,950)
Increase (decrease) in unearned income	25,308	(81,247)

Net cash used in operating activities	(85,978)	(1,009,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	13,827
Purchase of property and equipment	(1,195)	(23,966)

Net cash used in investing activities	(1,195)	(10,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	236,904	731,453
(Payments) on note payable	(120,009)	(105,995)
(Payments) on capital lease obligation	(3,792)	(3,642)
(Payments) proceeds from line of credit	(10,000)	150,000

Net cash provided by financing activities	103,103	771,816

NET INCREASE (DECREASE) IN CASH	15,930	(247,330)

CASH, BEGINNING OF YEAR	23,059	270,389

CASH, END OF YEAR	$38,989	$23,059

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended September 30, 2009 and 2008, the Company paid cash of $24,081 and $25,842, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended September 30, 2009, the Company incurred $37,833 of stock compensation expense; issued 24,000 shares of common stock at $0.5032 per share for services; issued 10,280 shares of common stock at $0.8741 per share for rent abatement; and issued 12,360 shares of common stock at $0.8741 per share to an affiliate (see Note 8).

During the year ended September 30, 2008, the Company incurred $83,057 of stock compensation expense; issued 2,400 shares of common stock at $36.25 per share for services; issued 160 shares of common stock at $25.00 per share to reacquire franchise rights; and issued 5,852 warrants at $18.75 each and 5,852 warrants at $31.25 each (see Notes 8 and 12).

The accompanying notes are an integral part of these consolidated financial statements.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

V2K International, Inc. (“International”) was incorporated as a Colorado corporation on March 13, 2006. The Company, through its subsidiary companies, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, sells and supports franchises in the residential and commercial window fashion industry, and develops and licenses software that allows users to decorate windows for both residential and commercial customers.

International and subsidiaries are hereinafter collectively referred to as the “Company”.

Details of the Company’s subsidiaries as of September 30, 2009 are described below:

Entity name	Place of incorporation and legal entity	Principal activities	Effective interest held

V2K Window Fashions, Inc. (“Windows”)	Colorado corporation	Franchise sales and support	100%

V2K Technology, Inc. (“Technology”)	Colorado corporation	Development and licensing of software	100%

V2K Manufacturing, Inc. (“Manufacturing”)	Colorado corporation	No operations at this time	100%

Marketing Source International, LLC (“MSI”)	Colorado limited liability company	No operations at this time	100%

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

In December of 2009, the Company reverse split its common stock 1:125, without amending its articles of incorporation to reduce the number of authorized shares (see Note 14). The number of shares of common stock, warrants and stock options, and their respective prices, have been retroactively adjusted in these financial statements to reflect the reverse stock split.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of September 30, 2009, had an accumulated deficit of $4,160,121.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FRANCHISE OPERATIONS

Franchise Overview

The Company currently supports independently owned franchises located in thirty-five states, three provinces in Canada and Aruba. A summary of franchise activity is as follows:

	September 30, 2009	September 30, 2008
Franchises in operation - beginning of period	170	182
Franchises sold during the period	2	19
Franchises cancelled, terminated or repurchased during the period	(38)	(31)
Franchises in operation - end of period	134	170

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Accounting Standards Codification (“ASC”) Topic 350 (Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”), the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value.  In the twelve months ended September 30, 2009 and 2008 the Company reacquired franchise rights from zero and two franchisees, respectively.

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under ASC Topic 952 (SFAS No. 45, “Accounting for Franchise Fee Revenue”), no fair value is assigned to these transactions.  In the twelve months ended September 30, 2009 and 2008, the Company repossessed 38 and 29 franchises, respectively.

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

Effective June 15, 2009, the Company amended the terms of its vendor agreements, which resulted in the company changing its revenue recognition policy with regard to sales of materials and supplies. The following is a discussion of the Company’s revenue recognition policy before and after June 15, 2009.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Prior to June 15, 2009 the Company’s franchisees placed all orders for materials and supplies with the Company. The Company reviewed each proposed purchase order to determine whether the products could be made as requested, made any necessary changes, and then placed the corresponding orders with its vendors. Accordingly, the Company determined all product specifications. While the products were shipped directly to the franchisees by the vendors, the Company received title to the shipped items and had the physical risk of loss upon shipment.  The Company was liable to the vendors for payment and collected the amounts due for the goods from the franchisees. The Company negotiated all pricing with the vendors and had the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company was responsible to the franchisees for goods shipped by the vendors that did not meet specifications. The Company had discretion in supplier selection. Thus, the Company acted as a principal as defined in ASC Topic 605 (Emerging Issues Task Force (“EITF”), Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”). Revenue from materials and supplies sales was recorded upon shipment to the franchisee by the vendor and represented approximately 77% of total revenue for the year ended September 30, 2009, and 73% of total revenue for the year ended September 30, 2008.

As of June 15, 2009, the Company’s franchisees no longer place all orders for materials and supplies with the Company, and are billed directly by the Company’s vendors. The Company only reviews orders submitted to it for its supported vendors, to determine whether the products can be made as requested, make any necessary changes, and then places the corresponding orders with the supported vendors. Accordingly, the Company determines product specifications for supported vendors only.  The products are shipped directly to the franchisees by the vendors, and the franchisee receives title to the shipped items and has the physical risk of loss upon shipment.  The franchisee is billed directly by the vendor and is now liable to the vendor for payment. The Company still negotiates all pricing with its supported vendors, and has the ability to establish rebate programs with these vendors. The Company is no longer responsible to its franchisees for goods shipped by the supported vendors that did not meet specifications, but does maintain discretion in supplier selection. Thus, the Company no longer acts as a principal as defined in ASC Topic 605 (EITF, Issue 99-19), and therefore no longer reports revenues from sales of materials and supplies. This change has no material impact on the net income of the Company, but does reduce the sales of materials and supplies and cost of those materials and supplies by the same amount. The amount of reduced gross sales and cost of these sales from June 15 – September 30, 2009 was approximately $756,000.

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

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. As of September 30, 2009,  impairment of $73,409 has been recorded.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted ASC Topic 360 (SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”), which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use.  If assets are determined to be impaired, then the asset will be written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures. As of September 30, 2009, impairment of $73,409 has been recorded.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Total advertising expense for the years ended September 30, 2009 and 2008 was $74,058 and $123,282, respectively. Advertising expense does not include expenditures on behalf of franchisees from the National/Regional/Local Advertising Fund (see Note 1 – Summary of Significant Accounting Policies - Cash Equivalents).

INCOME TAXES

The Company has adopted the provisions of ASC Topic 740 (SFAS 109, “Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of ASC Topic 985 (SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”), which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the years ended September 30, 2009 and 2008 were $158,538 and $317,891, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VARIABLE INTEREST ENTITIES

ASC Topic 810 (Financial Accounting Standards Board (“FASB”) Interpretation 46 (revised 2003), “Consolidation of Variable Interest Entities”) requires the primary beneficiary of a variable interest entity to consolidate that entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity.

The primary entities which the Company evaluates for variable interest are franchise entities, which operate the franchised window fashion businesses.  The Company does not possess any ownership interests in franchise entities. The Company does not generally provide financial support to the franchises.  Management has reviewed the franchise entities and determined that the Company is not the primary beneficiary of the entities, and therefore, these entities have not been consolidated.

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

For the years ended September 30, 2009 and 2008, 282,294 and 281,939 outstanding options and warrants, respectively, were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to ASC Topics 505 and 718 (SFAS 123(R)), using the modified-prospective transition method.  Under that transition method, employee compensation cost of $37,833 and $83,057 was recognized in the years ended September 30, 2009 and 2008, respectively. Results from prior periods have not been restated. The Company has elected to use the simplified method of calculating the expected term of the stock options to compute fair value under the Black-Scholes option-pricing model.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2009 and 2008, there were no cash equivalents.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The Company performs ongoing credit evaluations of its franchisees and has not required collateral or other forms of security for product sales or franchisee fees. The Company’s allowance for doubtful accounts increased by $33,803 from September 30, 2008 to September 30, 2009.

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

The Company maintains cash accounts at a single financial institution. At September 30, 2009 and 2008, the Company had no deposits in excess of the federally insured amount. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is minimal.

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

For the years ended September 30, 2009 and 2008, approximately 77% and 69%, respectively, of materials and supplies were acquired from three major vendors, the largest vendor’s activity representing 46% and 38%, respectively, of the total. The related accounts payable to the largest vendor was approximately $208,078 as of September 30, 2009, and $291,131 as of September 30, 2008.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

ASC Topic 280 (SFAS 131, “Disclosures about Segment Reporting of an Enterprise and Related Information”), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company and its subsidiaries operate in five industry segments, as disclosed in Note 10.

RECENT PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on variable interest entities, which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is evaluating the potential impact of the implementation of this authoritative guidance on its consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this new standard.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This authoritative guidance will be effective for the Company in fiscal 2010. The Company expects that this authoritative guidance will have minimal impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company will comply with this authoritative guidance in fiscal 2010.

In December 2007, the FASB revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company expects that this authoritative guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of this authoritative guidance on its financial position or results of operations.

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consists of amounts due from franchisees for sale of merchandise at September 30, 2009 and 2008, as follows:

	2009	2008
Accounts receivable – trade	$151,441	$623,551
Less allowance for doubtful accounts	(75,286)	(41,483)
	$76,155	$582,068

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE (CONTINUED)

The Company performs ongoing credit evaluations of its franchisees and has not required collateral or other forms of security for product sales or franchisee fees. The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The Company’s allowance for doubtful accounts increased by $33,803 from September 30, 2008 to September 30, 2009, and the Company charged directly to operations $99,389 and $65,351 of uncollectible accounts in the years ended September 30, 2009 and 2008, respectively.

Notes receivable consists of balances due from franchisees. The notes are interest and non-interest bearing and are payable in monthly installments of $414 to $867, maturing at various dates through October 2009. The Company has recorded interest on the non-interest bearing notes, discounted at an imputed interest rate of 5.75%. At September 30, 2009 and 2008, notes receivable are comprised of:

	2009	2008
Notes receivable, fair value	$47,237	$69,300
Less allowance	(30,055)	(20,234)
	17,182	49,066
Less current portion	(17,182)	(38,303)
Long term portion	$-	$10,763

The Company performs ongoing credit evaluations of its creditors and has not required collateral or other forms of security for promissory notes. The Company maintains an allowance for potential losses based on its estimate of uncollectible amounts. The Company’s allowance for uncollectible notes receivable increased by $9,821 from September 30, 2008 to September 30, 2009.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and 2008 consists of the following:

	2009	2008
Furniture and equipment	$68,243	$68,243
Computer equipment	90,819	89,624
Software	85,975	86,800
Leasehold improvements	-	91,990
Assets under capital lease	8,961	8,961
	253,998	345,618

Less accumulated depreciation and amortization	(236,544)	(238,133)

	$17,454	$107,485

Depreciation and amortization expense (includes assets under capital lease) for the years ended September 30, 2009 and 2008 was $122,730 and $44,832, respectively.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4 – NOTE PAYABLE – OTHER

In October 2008, the Company entered into an agreement amending the payment schedule of the promissory note carried on the consolidated financial statements as “note payable-other.” The amendment abated the October, November and December 2008 payments for 90 days, with the next payment being due January 1, 2009. The interest continued to accrue during the abatement period and was due and payable in addition to the monthly payment on January 1, 2009. All other terms and conditions of the note remained in full force and effect.

Note payable – other at September 30, 2009 and 2008 consists of the currently deferred portion of the Company’s monthly rent obligation under an office lease entered into effective September 15, 2002. Under the terms of the lease, the landlord has deferred a portion of the monthly rent aggregating $140,000 over the period September 15, 2002 to August 15, 2007. The deferred portion is evidenced by a non-interest bearing promissory note. The Company accretes the deferred portion of the monthly rent utilizing an imputed interest rate of 5.75%. The balance at September 30, 2009 and 2008 of $32,746 and $34,005, respectively, represents the accretion of the note. The note decreased $1,259 during the year ended September 30, 2009.  The note decreased by $105,995 during the year ended September 30, 2008.

Future minimum payments under the terms of the note are as follows:

Year ending September 30, 2009	$ 32,746

NOTE 5 – LINE OF CREDIT

In August 2007, the Company opened a line of credit with a commercial bank in the amount of $250,000. The line of credit is collateralized with a first priority security interest in the personal property of Windows ($715,957 carrying value of collateral at September 30, 2009), and up to 125% of the amount is personally guaranteed by officers of the Company (see Note 14). Interest on the outstanding principal balance accrues at the Prime Rate, as set by the bank, and is payable monthly.

At September 30, 2009 and 2008, the Company had drawn $240,000 and $250,000, respectively against the line of credit.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

In June of 2009, three officers and directors of the Company loaned it $208,001 in the form of demand promissory notes. The demand notes carry interest at 12% per annum.

On September 30, 2008 the Company consolidated and restructured $731,453 in amounts previously loaned to the Company by three officers and directors.  The amounts had been loaned to the Company primarily as demand notes with interest at 12% per annum. The new notes are secured by the assets of V2K Technology, a wholly owned subsidiary of the Company, and mature nine months from date of issuance, subject to a three-month extension at the option of the Company.  Interest is paid semi-annually and accrues at the rate of 12% per annum.  The notes are convertible into shares of the Company’s common stock at any time at the option of the holder at 90% of the volume weighted average price for the 20 trading days immediately preceding the date of conversion, subject to a floor price of $18.75.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 6 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

Also, for each dollar that was loaned, the Company issued two redeemable common stock purchase warrants, one exercisable at $18.75 per share for two years the other exercisable at $31.25 per share for three years. Each warrant is exercisable to purchase one share of common stock. The calculated value of these warrants issued was $8,946 which was recorded as interest expense in these consolidated financial statements. The calculation was determined using methods prescribed by SFAS 123, and using the Black-Scholes warrant pricing model with the following assumptions: expected option life of 1.0 and 1.5 years, risk-free interest rate of 2.0% and 2.28%, and volatility of 85% and 93%. No beneficial conversion on these warrants exists because the quoted market rate of the stock was below the “floor” conversion rate on September 30, 2009.

Notes payable to related parties increased by $309,904 during the year ended September 30, 2009.

NOTE 7 – DEFERRED RENT

In July 2007, the Company entered into a non-cancelable lease for office facilities. The lease agreement contained a tenant improvement allowance of $108,570, of which the Company had capitalized $91,990 as leasehold improvements. The unused amount of $16,580 was used as rent reduction for February and March 2008, in the amounts of $14,024 and $2,556, respectively. The Company recognized a deferred rent liability for the utilized tenant improvement allowances within other long-term liabilities and amortized these amounts over the term of the lease as a reduction of rent expense. The lease also contained a rent escalation clause. The Company recorded rental expense on a straight-line basis over the term of the lease.  Total deferred rent at September 30, 2009 and 2008 was $0 and $163,346, respectively.

In November 2009, the Company entered into a mutual termination and release with its landlord, and was released entirely from its lease obligations, which resulted in a gain on liability extinguishment of $104,684. The termination and release is reflected in the accompanying financial statements.

Rent expense for the years ended September 30, 2009 and 2008 was $130,501 and $147,948, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

During the year ended September 30, 2009, the Company issued: 24,000 shares of common stock at $0.5032 per share for services; 10,280 shares of common stock at $0.8741 per share for rent abatement; and 12,360 shares of common stock at $0.8741 per share to an affiliate.

During the year ended September 30, 2008 the Company issued 160 shares common stock at $25.00 per share to reacquire franchise rights, and issued 2,400 shares of common stock at $36.25 per share for services.

Prior to the share for share exchange with Windows (see Note 1 – Summary of Significant Accounting Policies - Organization), the Company issued 43,135 shares of common stock in conjunction with the recapitalization of V2K International, Inc.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN

The Company has adopted the V2K International, Inc. 2006 Stock Option Plan (the Plan). Under the Plan, the Board of Directors, in its discretion, may issue options to officers, directors, employees, and consultants on a case-by-case basis. In general, options may be exercised by payment of the option price by either (i) cash, (ii) tender of shares of its common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the Board of Directors may approve at the time the option is granted. The Company has reserved an aggregate 240,000 shares of its common stock for options granted under the Plan.

A summary of the status of the Company’s stock option plans as of September 30, 2009 and 2008, and changes during the years then ended is presented below:

	2009			2008
		Weighted			Weighted	Weighted
		Average	Weighted		Average	Average
		Remaining	Average		Remaining	Exercise
		Contractual	Exercise		Contractual
	Shares	Life	Price	Shares	Life	Price
Outstanding at beginning
of period	225,805	5.54	$8.625	233,445	6.42	$8.750

Granted	800	4.67	0.625	880	1.53	31.125

Cancelled	(80)		25.000	(6,920)		17.875

Expired	(365)		7.125	(1,600)		7.125

Outstanding at end
of period	226,160	4.47	8.588	225,805	5.54	8.625

Options exercisable at
period end, option price
range $6.250 - $36.250	203,435		8.563	196,778		7.250

Weighted average remaining
contractual life of options
exercisable at period end	4.43			5.41

Weighted average of fair
value of options granted
during the period	$0.625			$31.125

Aggregate instrinsic value
of options outstanding at
period end	$-			$-

Effective October 1, 2006, the Company adopted the fair value recognition provisions to ASC Topics 505 and 718 (SFAS 123(R)), using the modified-prospective transition method.  Under that transition method, employee compensation cost of $38,223 and $83,057 was recognized in the years ended September 30, 2009 and 2008 which includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value; and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2006 based on the grant date fair value. Results from prior periods have not been restated.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

As September 30, 2009, there was $17,216 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over the next 9 months.

In the year ended September 30, 2009, 800 new options were issued under the Plan.

The calculated value of stock options granted under the Plan, following calculation methods prescribed by ASC Topics 505 and 718 (SFAS 123), uses the Black-Scholes stock option pricing model with the following assumptions:

	2009	2008
Expected option life-years	2.5	2.5 – 7.0
Risk-free interest rate	3.50%	2.31% - 3.83%
Dividend yield	-	-
Volatility	95%	58% - 121%

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740 (SFAS 109), which requires use of the liability method. ASC Topic 740 (SFAS 109), provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended September 30, 2009 and 2008 is as follows:

	2009		2008

Federal	34%		34%
State	4%		4%
Net operating loss carryforward	-		-
Increase in valuation allowance	(38%	)	(38%	)
	-		-

At September 30, 2009, the Company had a net operating loss carry forward of approximately $3,535,000 that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2028.  A portion of the net operating loss carryovers begin expiring in 2019.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 9 - INCOME TAXES (CONTINUED)

Deferred tax assets are as follows:

	2009	2008
Deferred tax asset due to net operating loss	$1,343,000	$1,036,000
Valuation allowance	(1,343,000)	(1,036,000)
	-	-

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at September 30, 2009 and 2008 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $307,000 and $337,000 for the years ended September 30, 2009 and 2008, respectively.

The Company has adopted the provisions of ASC Topic 740 (FASB Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109). As a result of the implementation of ASC Topic 740 (FIN 48), the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries (see Note 1 – Summary of Significant Accounting Policies - Organization), operate in five industry segments. Parent Holding (International) provides the corporate vehicle for raising capital for the subsidiaries and fulfills the Company’s existence as a public reporting company; Windows sells and supports franchises in the residential and commercial window fashion industry; Technology develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers; Manufacturing and MSI do not have operations as of September 30, 2009.

Identified assets by industry are those assets that are used in our operations in each industry. The Company’s assets are principally cash, accounts receivable and equipment.

The Company has adopted ASC Topic 280 (SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), which requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

Windows derives its revenues from sales of franchises, royalty and sales of materials and supplies to franchisees.  Manufacturing received its income from the sale of labor on soft product window treatments to Window’s franchisees, but has no operations as of September 30, 2009. MSI received its revenues by acting as a product development resource and sales agent for overseas window covering manufacturers, but has no operations as of September 30, 2009.

During the years ended September 30, 2009 and 2008, inter-segment revenues were $124,792 and $407,771, respectively.  The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

There have been no material changes in the amount of assets of any operating segment since the last annual report.

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10 – SEGMENT INFORMATION (CONTINUED)

Segment information for the years ended September 30, 2009 and 2008 consists of the following:

	Parent			Manu-
	Holding	Windows	Technology	facturing	MSI	Total
Revenues
2009	-	2,563,998	-	-	-	2,563,998
2008	-	6,250,698	-	-	-	6,250,698

Inter-segment revenues
2009	-	-	-	124,792	-	124,792
2008	-	-	-	407,771	-	407,771

Net (loss)
2009	(344,484)	(362,432)	(158,538)	(2,633)	(600)	(868,687)
2008	(266,635)	(341,930)	(317,891)	(53,917)	(5,906)	(986,279)

Identifiable assets (net)
2009	2,329,188	187,551	-	-	-	2,516,739
2008	2,290,874	949,755	-	5,133	600	3,246,362

Depreciation and amortization
charged to identifiable assets
2009	87,933	34,110	-	-	-	122,043
2008	-	44,247	-	585	-	44,832

Interest revenue
2009	-	19,735	-	-	-	19,735
2008	-	19,914	-	-	-	19,914

Interest expense
2009	101,903	24,081	-	-	-	125,984
2008	-	25,661	-	-	-	25,661

Reconciliation of segment totals to consolidated amounts:

	2009	2008
Total revenues for reportable segments	$2,688,790	$6,658,470
Elimination of inter-segment revenues	(124,792)	(407,771)
Total Consolidated Revenues	$2,563,998	$6,250,699

	2009	2008
Identifiable assets (net)	$2,516,739	$3,246,362
Elimination of intercompany assets	(2,322,016)	(2,153,421)
Total Consolidated Assets	$194,723	$1,092,941

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 - SALE OF ASSETS OF V2K MANUFACTURING

In October 2007, the Company sold the inventory and fixed assets of Manufacturing (see Note 1-Summary of Significant Accounting Policies - Organization) to a third party. The company accepted a promissory note in the amount of $13,827, bearing interest at 8%, with twenty-four monthly payments of $625 commencing in February 2008. All financial statement reporting for Manufacturing for the 12 month periods ended September 30, 2009 and 2008 is included in these consolidated financial statements. The sale of the assets resulted in a net loss of $7,874. Manufacturing has not been classified as a discontinued operation in these consolidated financial statements as it continues as a legal entity and wholly owned subsidiary of the company, and has been included in the segment reporting footnote (see Note 10). Manufacturing has no operations as of September 30, 2009.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009 three officers and directors of the Company loaned it $208,001 in the form of demand promissory notes. The demand notes carry interest at 12% per annum (see Note 6).

During the year ended September 30, 2008 the Company consolidated and restructured $731,453 in amounts previously loaned to the Company by three officers and directors.  The amounts had been loaned to the Company primarily as demand notes. The notes are convertible into shares of the Company’s common stock at any time at the option of the holder. For each dollar that was loaned, the Company issued two redeemable common stock purchase warrants. Each warrant is exercisable to purchase one share of common stock (see Note 6).

NOTE 13 – COMMITMENTS AND CONTINGENCIES

LEASEHOLD COMMITMENTS

In November 2009, the Company entered into a mutual termination and release with its landlord of that lease, and was released from the leasehold commitment. The termination and release is reflected in the accompanying financial statements (see Notes 7 and 14).

OPERATING LEASE COMMITMENTS

The Company leases equipment under operating leases. The future minimum lease payments due under non-cancelable operating leases is as follows:

Year ending September 30, 2010	7,260
Year ending September 30, 2011	7,260
Year ending September 30, 2012	5,746
$20,266

V2K INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14 – SUBSEQUENT EVENTS

In October 2009, a commercial bank called the Company’s line of credit (see Note 5), and the $240,000 balance was converted to a promissory note.  The promissory note calls for payments of $1,250 per month plus interest at the Prime Rate, as set by the bank, commencing October 31, 2009.  The note matures on March 15, 2009, at which point any unpaid principal and accrued interest is due.  The note is collateralized with a first priority security interest in the assets of Windows, and up to $105,000 each, is personally guaranteed by three officers of the Company.

In November 2009, the Company entered into a mutual termination and release with its landlord, and was released entirely from its lease obligations. The termination and release is reflected in the accompanying financial statements (see Notes 7 and 13).

In November 2009, the Company entered into a month to month sub-lease agreement at a new location.

In December 2009, Windows (see Note 1 – Summary of Significant Accounting Policies - Organization) sent settlement offer letters to its trade account creditors.

In December 2009, the Company reverse split its common stock 1:125, without amending its articles of incorporation to reduce the number of authorized shares. The number of shares of common stock, warrants and stock options, and their respective prices, have been retroactively adjusted in these financial statements to reflect the reverse stock split (see Note 1 – Summary of Significant Accounting Policies - Basis of Presentation).