Form 10-Q
period 2009-12-31
AgriSolar Solutions, Inc.
filed 2010-02-16
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-141201

(Commission file number)

AGRISOLAR SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4807 S. Zang Way, Morrison, Colorado 80465

(Address of principal executive offices)

(303) 979-2404

(Registrant’s telephone number, including area code)

V2K International, Inc., 7853 E. Arapahoe Court, Suite 3100, Centennial, Colorado 80112

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]Yes  [  ]No (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [  ]Yes  [X]No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 15, 2010 – 58,353,379 share of common stock.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2009	2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$ 22,334	$ 38,989
Cash - restricted	5,058	31,936
Accounts receivable, net of allowance for doubtful accounts
of $75,336 (12/31/09) and $75,286 (9/30/09)	137,189	76,155
Current portion of notes receivable	14,231	17,182
Prepaid expenses and other	13,007	13,007
Total Current Assets	191,819	177,269

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation of $240,338 (12/31/09) and $236,544 (9/30/09)	13,660	17,454

Total Assets	$ 205,479	$ 194,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 542,519	$ 557,415
Accrued expenses	150,667	130,132
Current portion of note payable - other	32,746	32,746
Note payable - bank	236,250	240,000
Notes payable - related parties	1,079,963	1,041,357
Unearned income	43,990	86,890
Total Current Liabilities	2,086,135	2,088,540

Total Liabilities	2,086,135	2,088,540

STOCKHOLDERS’ DEFICIT
Common stock - $.001 par value, authorized 100,000,000 shares
Issued and outstanding - 298,379 shares (12/31/09 and 9/30/09)	298	298
Additional paid-in capital	2,271,344	2,266,006
Accumulated deficit	(4,152,298)	(4,160,121)
Total Stockholders' Deficit	(1,880,656)	(1,893,817)

Total Liabilities and Stockholders' Deficit	$ 205,479	$ 194,723

The accompanying notes are an integral part of these condensed consolidated financial statements

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
REVENUES
Sales of franchises	$ 59,900	$ 59,900
Royalty and advertising fees	138,307	144,113
Sales of materials and supplies	7,215	918,203
Total Revenues	205,422	1,122,216

OPERATING EXPENSES
Cost of franchise sales	17,659	33,198
Cost of materials and supplies	421	865,378
Research and development expenses	25,906	58,626
Selling, general and administrative expenses	124,370	383,198
Total Operating Expenses	168,356	1,340,400

INCOME (LOSS) FROM OPERATIONS	37,066	(218,184)

OTHER INCOME (EXPENSES)
Interest (expense)	(31,867)	(26,794)
Other income	2,624	7,833
Total Other Income (Expense)	(29,243)	(18,961)

NET INCOME (LOSS) BEFORE INCOME TAXES	7,823	(237,145)

PROVISION FOR INCOME TAX	-	-

NET INCOME (LOSS)	$ 7,823	$ (237,145)

NET INCOME (LOSS) PER SHARE -
Basic	$ 0.03	$ (0.94)
Diluted	$ 0.01	$ (0.94)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic	298,379	251,739
Diluted	522,018	251,739

The accompanying notes are an integral part of these condensed consolidated financial statements

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 7,823	$ (237,145)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities
Depreciation and amortization	3,795	8,955
Bad debt provision	-	12,005
Stock compensation expense	5,338	9,458
Changes in assets and liabilities
Decrease in restricted cash	26,878	10,157
(Increase) decrease in accounts receivable	(61,034)	180,594
(Increase) in prepaid expenses and other	-	(4,419)
Decrease in notes receivable	2,951	2,904
(Decrease) in accounts payable	(14,896)	(48,367)
Increase in accrued expenses	49,140	1,663
Increase in deferred rent	-	33,351
(Decrease) in unearned income	(42,900)	(5,206)

Net cash (used) by operating activities	(22,905)	(36,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,195)

Net cash (used) by investing activities	-	(1,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related parties	10,000	20,000
(Payments) on capital lease obligation	-	(818)
(Payments) on note payable - bank	(3,750)	-

Net cash provided by financing activities	6,250	19,182

NET INCREASE (DECREASE) IN CASH	(16,655)	(18,063)

CASH, BEGINNING OF PERIOD	38,989	23,059

CASH, END OF PERIOD	$ 22,334	$ 4,996

The accompanying notes are an integral part of these condensed consolidated financial statements

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

 (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three month periods ended December 31, 2009 and December 31, 2008, the Company paid cash of $3,261 and $3,417, respectively, for interest on debt.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three-month period ended December 31, 2009, the Company incurred $5,338 of stock compensation expense.

During the three month period ended December 31, 2008, the Company incurred $9,458 of stock compensation expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

AgriSolar Solutions, Inc., formerly V2K International, Inc. (“International”), was incorporated as a Colorado corporation on March 13, 2006. International, through its subsidiary companies, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, sells and supports franchises in the residential and commercial window fashion industry, develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers, acts as a broker for the manufacturing of the resulting soft window treatment products and provides product development resources and acts as a sales agent for overseas window covering manufacturers.

International and subsidiaries are hereinafter collectively referred to as the “Company”.

Details of the Company’s subsidiaries as of December 31, 2009 are described below:

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

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

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

In December of 2009, the Company reverse split its common stock 1:125, without amending its articles of incorporation to reduce the number of authorized shares (see Note 4). The number of shares of common stock, warrants and stock options, and their respective prices, have been retroactively adjusted in these financial statements to reflect the reverse stock split.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the management of the Company these interim financial statements include all adjustments, consisting of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2009, and the results of consolidated operations for the three-month periods ended December 31, 2009 and 2008 and the consolidated cash flows for the three-month periods ended December 31, 2009 and 2008. Interim results are not necessarily indicative of results for a full year or for any future period. Certain prior period amounts have been reclassified to conform with our current period presentation.

The condensed consolidated financial statements and notes included herein are presented as required by Form 10-Q, and do not contain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2009 pursuant to the rules and regulations of the SEC. For further information, refer to the financial statements and notes thereto as of and for the year ended September 30, 2009 included in the Company’s Form 10-K on file with the SEC.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2009, had an accumulated deficit of $4,152,298.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FRANCHISE OPERATIONS

At December 31, 2009, the Company had 130 independently owned franchises located in 35 states, and three Canadian provinces.

Franchisees are required to pay the Company an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales.

Reacquired Franchise Rights

The Company occasionally reacquires the rights to a franchise territory. When this occurs the Company contracts with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to the Company, they lack physical substance, thus, under Accounting Standards Codification (“ASC”) Topic 350 (Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”), the Company records reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. The Company has concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. The Company assesses impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value.  No franchise rights were reacquired in the three-month periods ended December 31, 2009 and 2008.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE OPERATIONS (CONTINUED)

Repossessed Franchises

The Company has the right to repossess (cancel) franchises. When this occurs the Company cancels a franchise agreement and takes the franchise territory back from the franchisee. The Company cancels franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under ASC Topic 952 (SFAS No. 45, “Accounting for Franchise Fee Revenue”), no fair value is assigned to these transactions.  In the three months ended December 31, 2009 and 2008, the Company repossessed 4 and 13 franchises, respectively.

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

Prior to June 15, 2009 the Company’s franchisees placed all orders for materials and supplies with the Company. The Company reviewed each proposed purchase order to determine whether the products could be made as requested, made any necessary changes, and then placed the corresponding orders with its vendors. Accordingly, the Company determined all product specifications. While the products were shipped directly to the franchisees by the vendors, the Company received title to the shipped items and had the physical risk of loss upon shipment.  The Company was liable to the vendors for payment and collected the amounts due for the goods from the franchisees. The Company negotiated all pricing with the vendors and had the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, the Company was responsible to the franchisees for goods shipped by the vendors that did not meet specifications. The Company had discretion in supplier selection. Thus, the Company acted as a principal as defined in ASC Topic 605 (Emerging Issues Task Force (“EITF”), Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”). Revenue from materials and supplies sales was recorded upon shipment to the franchisee by the vendor and represented approximately 4% of total revenue for the three months ended December 31, 2009, and 82% of total revenue for the three months ended December 31, 2008.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

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

INTANGIBLE ASSET IMPAIRMENT

Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. During the year ended September 30, 2009, impairment of $73,409 was recorded. No impairments were recorded for the three months ended December 31, 2009.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted ASC Topic 360 (SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”), which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will assess the recoverability of the carrying cost of long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use.  If assets are determined to be impaired, then the asset will be written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures. During the year ended September 30, 2009, impairment of $73,409 was recorded. No impairments were recorded for the three months ended December 31, 2009.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Total advertising expense for the three months ended December 31, 2009 and 2008 was $702 and $43,879, respectively. Advertising expense does not include expenditures on behalf of franchisees from the National/Regional/Local Advertising Fund (see Note 1 – Cash Equivalents).

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

RESEARCH AND DEVELOPMENT COSTS

The Company has adopted the provisions of ASC Topic 985 (SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”), which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. Research and development expenses for the three months ended December 31, 2009 and 2008 were $25,906 and $58,626, respectively.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

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

For the three months ended December 31, 2008 all outstanding options and warrants were excluded from the computation of diluted loss per share as the effect of the assumed exercise and conversions would be anti-dilutive.

SHARE BASED COMPENSATION

Effective October 1, 2006, the Company adopted the fair value recognition provisions to ASC Topics 505 and 718 (SFAS 123(R)), using the modified-prospective transition method.  Under that transition method, employee compensation cost of $5,338 and $9,458 was recognized in the three months ended December 31, 2009 and 2008, respectively. Results from prior periods have not been restated. The Company has elected to use the simplified method of calculating the expected term of the stock options to compute fair value under the Black-Scholes option-pricing model.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At December 31, 2009 and September 30, 2009, there were no cash equivalents.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company maintains an allowance for potential losses based on its estimate of uncollectible accounts. The Company performs ongoing credit evaluations of its franchisees and has not required collateral or other forms of security for product sales or franchisee fees. At December 31, 2009 and September 30, 2009, allowance for doubtful accounts was $75,336 and $75,286, respectively.

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

The Company maintains cash accounts at a single financial institution. At December 31, 2009 and September 30, 2009, the Company had no deposits in excess of the federally insured amount. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is minimal.

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

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

ASC Topic 280 (SFAS 131, “Disclosures about Segment Reporting of an Enterprise and Related Information”), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company and its subsidiaries operate in five industry segments, as disclosed in Note 5.

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

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – NOTE PAYABLE – BANK

In October 2009, a commercial bank called the Company’s line of credit, and the $240,000 balance was converted to a promissory note.  The promissory note calls for payments of $1,250 per month plus interest at the Prime Rate plus 5.50%, as set by the bank, commencing October 31, 2009.  The note matures on March 15, 2010, at which point any unpaid principal and accrued interest is due.  The note is collateralized with a first priority security interest in the assets of Windows, and up to $105,000 each, is personally guaranteed by three officers of the Company.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

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

Notes payable to related parties increased by $38,606 during the three month period ended December 31, 2009, consisting of $10,000 in additional cash proceeds and $28,606 in accrued interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In December 2009, the Company reverse split its common stock 1:125, without amending its articles of incorporation to reduce the number of authorized shares. The number of shares of common stock, warrants and stock options, and their respective prices, have been retroactively adjusted in these financial statements to reflect the reverse stock split.

NOTE 5 – SEGMENT INFORMATION

The Company and its subsidiaries (see Note 1 – Organization), operate in five industry segments. Parent Holding (International) provides the corporate vehicle for raising capital for the subsidiaries and fulfills the Company’s existence as a public reporting company; Windows sells and supports franchises in the residential and commercial window fashion industry; Technology develops and licenses proprietary software that allows users to decorate windows for both residential and commercial customers; Manufacturing and MSI do not have operations as of December 31, 2009.

Identified assets by industry are those assets that are used in our operations in each industry.  The Company’s assets are principally cash, accounts receivable and equipment.

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – SEGMENT INFORMATION (CONTINUED)

The Company has adopted ASC Topic 280 (SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), which requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

Windows derives its revenues from sales of franchises, royalty and sales of materials and supplies to franchisees.  Manufacturing received its income from the sale of labor on soft product window treatments to Window’s franchisees, but has no operations as of December 31, 2009. MSI received its revenues by acting as a product development resource and sales agent for overseas window covering manufacturers, but has no operations as of December 31, 2009.

During the three months ended December 31, 2009 and 2008, inter-segment revenues were $0 and $73,923, respectively.  The accounting policies applied by each segment are the same as those used by the Company in general. Inter-segment revenues are appropriately eliminated in consolidation.

There have been no material changes in the amount of assets of any operating segment since the last annual report.

Segment information for the three months ended December 31, 2009 and 2008 consists of:

AGRISOLAR SOLUTIONS, INC.

(formerly V2K International, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – SEGMENT INFORMATION (CONTINUED)

Reconciliation of segment totals to consolidated amounts:

	2009	2008
Total revenues for reportable segments	$ 205,422	$ 1,196,139
Elimination of inter-segment revenues	—	(73,923)
Total Consolidated Revenues	$ 205,422	$ 1,122,216

	2009	2008
Identifiable assets (net)	$ 2,601,152	$ 3,011,810
Elimination of intercompany assets	(2,395,673)	(2,145,932)
Total Consolidated Assets	$ 205,479	$ 865,878

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASEHOLD COMMITMENTS

In July 2007 the Company entered into a non-cancelable lease for office facilities in Lakewood, Colorado.  In November 2009, the Company entered into a mutual termination and release with its landlord of that lease, and was released from the leasehold commitment.

In November 2009, the Company entered into a month to month sub-lease agreement at a new location.

NOTE 7 – SUBSEQUENT EVENTS

In December 2009, Windows (see Note 1 – Organization) sent settlement offer letters to its trade account creditors.  As a result of these offer letters, Windows settled $394,779 of its trade accounts for $18,780.

On January 8, 2010, International entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation. Pursuant to the terms of the Exchange Agreement, International agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Company’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”), Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation (“Forboss”), and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”) to become wholly-owned subsidiaries of International (the “Share Exchange”).  In conjunction with closing of the exchange transaction, the Company changed its name from V2K International, Inc., to AgiSolar Solutions, Inc., to reflect its new business operations. All previous officers and directors of the Company and its subsidiaries resigned on January 8, 2010, and new officers and directors designated by Fuwaysun were appointed.

On January 11, 2010, the Company sold Windows and Technology for nominal consideration to an entity controlled by the former officers and directors of the Company.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

History and Overview

AgriSolar Solutions, Inc., formerly V2K International, Inc. (“International”), was incorporated as a Colorado corporation on March 13, 2006.  Through our wholly owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc., V2K Manufacturing, Inc. and Marketing Source International, LLC, we sell and support franchises in the residential and commercial window fashion industry, develop and license proprietary software that allows users to decorate windows for both residential and commercial customers, act as a broker for the manufacturing of the resulting soft window treatment products and provide product development resources and act as a sales agent for overseas window covering manufacturers.

Details of the Company’s subsidiaries as of December 31, 2009 are described below:

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

On January 8, 2010, International entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation. Pursuant to the terms of the Exchange Agreement, International agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Company’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”), Forboss Solar (ShenZhen) Co, Ltd, a PRC corporation (“Forboss”), and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”) to become wholly-owned subsidiaries of International (the “Share Exchange”).  In conjunction with closing of the exchange transaction, the Company changed its name from V2K International, Inc., to AgiSolar Solutions, Inc., to reflect its new business operations. All previous officers and directors of the Company and its subsidiaries resigned on January 8, 2010, and new officers and directors designated by Fuwaysun were appointed.

On January 11, 2010, the Company sold Windows and Technology for nominal consideration to an entity controlled by the former officers and directors of the Company, thereby allowing the Company to focus on the development, production and sale of solar products as its primary line of business.

Critical Accounting Policies

Franchise Operations – Overview.  Franchisees are required to pay us an initial franchise fee, royalty fees aggregating between 4% and 8% of gross sales and an advertising contribution fee of 2% of gross sales

Franchise Operations - Reacquired Franchise Rights.  We occasionally reacquire the rights to a franchise territory. When this occurs we contract with the franchisee to reacquire the territory for a specified amount that can consist of cash, a note payable, and/or forgiveness of debt. While these territories provide benefits to us, they lack physical substance, thus, under Accounting Standards Codification (“ASC”) Topic 350 (Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”), we record reacquired franchise rights as intangible assets at fair value. Fair value is established as the total amount of consideration that changed hands, not to exceed the estimated resale amount of the territory less all related costs of sales. We have concluded that reacquired territories have indeterminate lives, so the resulting intangible assets are not amortized. When reacquired territories are resold, the intangible assets are offset against the cost of the sale, and the related carrying value is reduced. We assess impairment of intangible assets on an annual basis. If any impairment is found, the carrying amount of the asset is written down to the fair value.  There were no franchise rights reacquired in the three-month periods ended December 31, 2009 and December 31, 2008.

Franchise Operations - Repossessed Franchises.  We have the right to repossess (cancel) franchises. When this occurs we cancel a franchise agreement and take the franchise territory back from the franchisee. We cancel franchises for failure to abide by the terms and conditions of franchise agreements, and for failure to meet minimum performance standards pursuant to franchise agreements. Occasionally, franchisees voluntarily surrender their territories. No consideration is exchanged in these situations, and none of the franchise fee is refunded, thus under ASC Topic 952 (SFAS No. 45, “Accounting for Franchise Fee Revenue”), no fair value is assigned to these transactions.  In the three months ended December 31, 2009 and 2008, we repossessed 4 and 13 franchises, respectively.

Intangible Asset Impairment.  Intangible assets consist of reacquired franchise rights from the repurchase of franchise territories. We have determined that reacquired franchise rights have indefinite lives and are not subject to amortization.  Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. In the year ended September 30, 2009, impairment of $73,409 was recorded.  No impairments were recorded for the three month period ended December 31, 2009.

Revenue Recognition.  Initial franchise fees are recognized upon the commencement of operations by the franchisee, which is when we have as performed substantially all initial services required by the franchise agreement. Unearned income represents franchise fees received for which we have not completed our initial obligations under the franchise agreement. Such obligations, consisting mostly of training, are generally fulfilled within 60 days of receipt of the initial franchise fee. Royalties and advertising fees are recognized as earned.

Effective June 15, 2009, we amended the terms of our vendor agreements, which resulted in us changing our revenue recognition policy with regard to sales of materials and supplies. The following is a discussion of our revenue recognition policy before and after June 15, 2009.

Prior to June 15, 2009, our franchisees placed all orders for materials and supplies with us. We reviewed each proposed purchase order to determine whether the products could be made as requested, made any necessary changes, and then placed the corresponding orders with its vendors. Accordingly, we determined all product specifications. While the products were shipped directly to the franchisees by the vendors, we received title to the shipped items and had the physical risk of loss upon shipment.  We were liable to the vendors for payment and collected the amounts due for the goods from the franchisees. We negotiated all pricing with the vendors and had the ability to establish rebate programs with vendors, mark-ups or any other method of creating margin. In addition, we were responsible to the franchisees for goods shipped by the vendors that did not meet specifications. We had discretion in supplier selection. Thus, we acted as a principal as defined in ASC Topic 605 (Emerging Issues Task Force (“EITF”), Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”). Revenue from materials and supplies sales was recorded upon shipment to the franchisee by the vendor and represented approximately 4% of total revenue for the three months ended December 31, 2009, and 82% of total revenue for the three months ended December 31, 2008.

As of June 15, 2009, our franchisees no longer place all orders for materials and supplies with us, and are billed directly by our vendors. We only review orders submitted to us for our supported vendors, to determine whether the products can be made as requested, make any necessary changes, and then place the corresponding orders with the supported vendors. Accordingly, we determine product specifications for supported vendors only.  The products are shipped directly to the franchisees by the vendors, and the franchisee receives title to the shipped items and has the physical risk of loss upon shipment.  The franchisee is billed directly by the vendor and is now liable to the vendor for payment. We still negotiate all pricing with our supported vendors, and have the ability to establish rebate programs with these vendors. We are no longer responsible to our franchisees for goods shipped by the supported vendors that did not meet specifications, but do maintain discretion in supplier selection. Thus, we no longer act as a principal as defined in ASC Topic 605 (EITF, Issue 99-19), and therefore no longer report revenues from sales of materials and supplies. This change has no material impact on our net income, but does reduce the sales of materials and supplies and cost of those materials and supplies by the same amount.

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

Allowance for Bad Debts.  The allowance for doubtful accounts incorporates protection against write-offs for bad debt with respect to both notes receivable and accounts receivable.  This allowance is calculated based on historical write-offs as a percentage of these accounts and from current analysis of our existing franchise base.  We believe that the current allowance is adequate for these potential write-offs based on these assumptions.  This account is reviewed in detail monthly and adjusted as needed.  At December 31, 2009 and September 30, 2009, allowance for doubtful accounts was $75,336 and $75,286, respectively.

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

Share Based Compensation.  Effective October 1, 2006, we adopted the fair value recognition provisions to ASC Topics 505 and 718 (SFAS 123(R)), using the modified-prospective transition method.  Under that transition method, employee compensation cost of $5,338 and $9,458 was recognized in the three months ended December 31, 2009 and 2008, respectively. Results from prior periods have not been restated. We have elected to use the simplified method of calculating the expected term of the stock options to compute fair value under the Black-Scholes option-pricing model.

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

Three Months Ended December 31, 2009 as Compared to Three Months Ended December 31, 2008.  For the quarter ended December 31, 2009, sales of franchises remained the same from the corresponding period of the previous fiscal year due primarily to a reduced marketing budget and a downturn in the economy.  Our gross margin on sales of franchises was 71% for 2009 and 45% for 2008.  The most significant component of cost of franchise sales is the selling commission.  If we obtain the sale of a franchise through the assistance of a broker, we pay a commission equal to 40% of the franchise purchase price, with an additional 7.2% commission paid to our in-house sales personnel.  If we obtain the sale of a franchise without the assistance of a broker, we pay a 12% commission to our in-house sales personnel.  For the quarter ended December 31, 2009 all our sales were with the assistance of a broker.

       For the 2009 period, royalty and advertising fees decreased by $5,806 (4%).  Sales of materials and supplies decreased by $910,988 (99%).  There were 28 (18%) fewer number of franchisees in operation during the 2009 period, and the retail sales by franchisees in 2009 appear to reflect a significant downturn in the housing market and general economy.  Our franchisees report that with fewer homes being sold, there seemed to be less demand for window covering products.  Additionally, as of June 15, 2009, many franchisees do not place their sales with us, as described above in “Critical Accounting Policies – Revenue Recognition.”

       While our revenues decreased by $916,794 (82%), our operating expenses decreased by $1,172,044 (87%), resulting in a profit of $37,066 for the 2009 period, as compared to a loss of $218,184 for the 2008 period.

       Selling, general and administrative expenses decreased by $258,828 (68%), with the most significant decreases being in payroll (approximately $52,000) and a decrease in accounting and legal fees of (approximately $41,000). Research and development expenses decreased by $32,720 (56%), primarily due to reductions in personnel.

       Interest expense increased by $5,073 (19%) for the 2009 period, primarily due to accrued interest on notes payable to related parties (see Note 3 to the financial statements).

As a result of the above, our net income for the quarter ended December 31, 2009 was $7,823 as compared to a loss of $237,145 for the comparable 2008 quarter.

Liquidity and Financial Condition

We have incurred negative operating cash flows, operating losses, and negative working capital.  We have relied upon sales of our common stock and borrowing in the form of bridge loans and convertible debentures to address our liquidity needs.  To a lesser extent, we have also used bank financing.

As of December 31, 2009.  At December 31, 2009, we had a working capital deficit of $1,894,316 as compared to a deficiency of $1,911,271 at September 30, 2009.  Our current assets increased by $14,550 and our current liabilities decreased by only $2,405.  The most significant increase in current assets was with respect to accounts receivable totaling $61,034.  The increase in accounts receivable was primarily due to receivables for franchise fees.

The most significant decrease in current liabilities was a decrease in unearned income of $42,900.  Unearned income represents franchise fees received for which we are performing our initial obligations under the franchise agreement and unutilized royalty credits issued as part of initial sale.  Our primary obligation under the franchise agreement is providing training for two persons for each franchise.  We reimburse the franchisee for travel expenses for one person (up to $500) and pay lodging expenses for one person to attend the training as part of the franchisee fee.  At the training, the franchisee receives equipment (a laptop computer, portable printer and carrying case), software (both V2K’s proprietary software and non-proprietary software such as Microsoft Office and QuickBooks), manuals (training, as well as policy and procedure), and an electronic marketing kit.  Samples of fabric and hard products and a starter set of printed materials (business cards, stationery and promotional materials) are shipped to the franchisee when training occurs.  Accordingly, since we perform substantially all initial obligations required by the franchise agreement once training is completed, we recognize initial franchise fees as revenues at that time.

For the three months ended December 31, 2009, we used cash of $22,905 for operating activities, as compared to cash used by operating activities of $36,050 for the comparable period in 2008.  The most significant factor in the decrease was net income of $7,823 for the quarter, as compared to a net loss of $237,145.  Proceeds from our notes payable – related parties, provided cash of $10,000 in 2009 and $20,000 in 2008.

Plan of Operation

Our plan of operation now relates to our newly acquired subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation, Forboss Solar (ShenZhen) Co, Ltd, and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation.  For a complete discussion of our plan of operation, see the Form 8-K filing announcing the acquisition filed January 11, 2010.

Accounting for a Business Combination

As a result of the closing of the share exchange agreement with Fuwaysun Technology, Ltd., the transaction will be accounted for as a reverse acquisition with us being the surviving registrant.  As a result of any reverse acquisition, if the acquired entity’s stockholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity.  Therefore, the accounting for the transaction is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.  For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. We adopted this authoritative guidance prospectively commencing in our first quarter of fiscal 2010. The implementation is not expected to have a material impact on our financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. We adopted this authoritative guidance prospectively commencing in our first quarter of fiscal 2010. The implementation is not expected to have a material impact on our financial position or results of operations.

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

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this new standard.

 In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This authoritative guidance is effective for us in fiscal 2010. We expect that this authoritative guidance will have minimal impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In December 2008, the FASB issued authoritative guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We are complying with this authoritative guidance in fiscal 2010.

In December 2007, the FASB revised the authoritative guidance on business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This authoritative guidance is effective for us in fiscal 2010, with early adoption prohibited. We expect that this authoritative guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests, which changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this authoritative guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This authoritative guidance is effective for us in fiscal 2010, with early adoption prohibited. We are evaluating the potential impact of the implementation of this authoritative guidance on our financial position or results of operations.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

By a written consent of a majority of the outstanding shares of the registrant dated December 1, 2009, the shareholders approved a 1-for-125 reverse stock split.

Item 5.

Other Information

Not applicable

Item 6.

Exhibits

Regulation S-K Number	Exhibit
2.1	Share Exchange Agreement dated January 8, 2010, by and between V2K International Inc., and Fuwaysun Technology, Ltd. (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Articles of Amendment filed June 6, 2008 (3)
3.4	Articles of Amendment filed January 8, 2010 (1)
10.1	2006 Stock Option Plan (2)
10.2	Form of Franchise Agreement (4)
10.3	Software License Agreement from V2K Technology, Inc. to V2K Window Fashions, Inc. (2)
10.4	Office Lease and Note (4)
10.5	Convertible Note in Favor of Gordon E. Beckstead dated September 30, 2008 (5)
10.6	Convertible Note in Favor of R. J. Wittenbrink dated September 30, 2008 (5)
10.7	Convertible Note in Favor of Victor J. Yosha dated September 30, 2008 (5)
10.8	Security Agreement with Gordon E. Beckstead, R. J. Wittenbrink and Victor J. Yosha dated September 30, 2008 (5)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)

Filed as an exhibit to the registrant’s current report on Form 8-K, file number 3330141201, filed January 11, 2010

(2)

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

AGRISOLAR SOLUTIONS, INC.

February 15, 2010

By:

/s/Liang Chao Wei

Chief Executive Officer

February 15, 2010

By:

/s/Hu Yue Quan

Chief Financial Officer