Form 10-K/A
period 2009-09-30
AgriSolar Solutions, Inc.
filed 2010-06-17
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141201

AGRISOLAR SOLUTIONS, INC

(Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4807 S. Zang Way, Morrison, Co	80465
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 979-2404

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☒ No

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

☐ Yes

☐ No (not required)

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

V2K INTERNATIONAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2009

INDEX

PART I

5

Item 1.  Business

5

Item 1A.  Risk Factors

14

Item 1B.  Unresolved Staff Comments

16

Item 2.

 Properties

16

Item 3.

 Legal Proceedings

16

Item 4.  Submission of Matters to a Vote of Security Holders

16

PART II

17

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  17

Item 6.  Selected Financial Data

17

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

24

Item 8.

 Financial Statements and Supplementary Data

24

Item 9.

 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

24

Item 9A.  Controls and Procedures

25

Item 9B.  Other Information

25

PART III

26

Item 10.  Directors, Executive Officers and Corporate Governance

26

Item 11.  Executive Compensation

28

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

31

Item 13.  Certain Relationships and Related Transactions, and Director Independence

32

Item 14.  Principal Accountant Fees and Services

33

PART IV

34

Item 15.  Exhibits, Financial Statement Schedules

34

SIGNATURES

35

EXPLANATORY NOTE

AgriSolar Solutions, Inc. (formerly V2K International, Inc)  (hereinafter referred to as “we,” “us,” “our,” or the “Company”)  is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which was filed with the Securities and Exchange Commission on January 6, 2010, (the "Original Filing") to provide subsequent event disclosure regarding a Share Exchange Agreement executed by the Company in January, 2010.  The additional disclosure is included in Note 14 to the Company’s Consolidated Financial Statements which are included in this filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change any other information in the financial statements or any other items or disclosures in the Original Filing.   Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

In addition, we require franchisees to pay us the following:

Type of Fee or Expense	Amount	Due Date	Remarks
National/Regional/Local Advertising Fund[1]	2% of total gross sales, which percentage may be increased by us to up to 5% of gross sales; subject to minimum monthly fees[2]	Payable every 30 days	We and/or our contractors administer the Fund for the benefit of our system.
Showroom participation[1]	Up to $150 per month	Monthly as billed	Note [3]
Central telephone service[1]	Varies[4]	Monthly as billed	If the franchise is located in a central telephone service area, as designated by us, the franchise must pay its proportionate share of the costs of maintaining the service.[4]
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
Optional training[1,5]

Varies[8] - We estimate that the cost person for travel, lodging and meals to attend a one-day optional training program will be $20 to $600 (plus the program fee).  The actual cost for each person may be higher or lower depending upon the distance traveled, the meals and lodging selected, and the length of the training program.

		2 weeks prior to beginning of training	We may, but are not required to, offer optional training programs that the franchisee may attend.
Product sample updates	Varies[9]	As incurred	Note [9]
Technology fee[1]	$75 per month; subject to an annual increase at our sole determination, but not more than 10% per year.	Monthly, as billed. As of the date of this filing, we do not charge this fee, but may do so upon at least 30 days prior written notice to the franchisee.	This fee may be assessed by us for website and e-mail hosting by us, for future web-based system integration, and for other technology related services.

Transfer/training fee[1]

The transfer fee is $7,000 plus any brokerage commissions, finder’s fees or similar charges that we are required to pay to any third party that is not an affiliate of ours.  The training fee is $1,000.[10]

		Prior to completing the transfer	Payable upon transfer of the franchise. No charge if the franchisee transfers to a business entity that it controls.
Audit[1]	Cost of audit and underpayment amount, plus interest.	Immediately upon billing	Payable only if audit shows an understatement of at least 2% of gross sales for any month.
Credit/debit card authorization and administrative fee[1]	Varies – We charge 3% of the amount of the debit or credit.	As incurred	Note [11]
Insufficient funds fee[1]	Varies	As incurred	Note [12]
Insurance[5]	Varies – Insurance in Denver costs about $50 per month. The franchisee’s cost may be higher or lower, depending upon its location and the insurance carrier selected	Varies	Franchisee must obtain our approval of insurance carrier. We have appointed an approved carrier and established minimum required covered amounts.
Indemnification	Varies – The franchisee will pay the amount of the liability assessed against us plus the expenses incurred in defending us.	Varies	The franchisee must reimburse us for any liability and costs incurred by us by reason of the franchise or our operation of the business on the franchisee’s behalf.

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

Bridge Loans.  At September 30, 2008 and 2007, we owed Messrs. Beckstead, Yosha and Wittenbrink $453,413, $408,681 and $77,360, respectively, for loans made to us.  For the years ended September 30, 2009 and 2008, we did not pay interest to Messrs. Beckstead, Yosha and Wittenbrink.

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

AGRISOLAR SOLUTIONS, INC.

Date: June 15, 2010	/s/ Liang Chao Wei
Liang Chao Wei, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liang Chao Wei	President, Chief Executive Officer and Director	June 15, 2010
Liang Chao Wei	(Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer	June 15, 2010
Arnold Tinter	(Principal Financial Officer)

/s/ Mo Xue Mei	Secretary and Director	June 15, 2010
Mo Xue Mei

/s/ Glenn Henricksen	Director	June 15, 2010
Glenn Henricksen

/s/ Stan Battat	Director	June 15, 2010
Stan Battat

/s/ Steven Clevett	Director	June 15, 2010
Steven Clevett

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

Cordovano and Honeck LLP

Englewood, Colorado

December 29, 2009

V2K INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

ASSETS

	2009	2008
CURRENT ASSETS		
Cash and cash equivalents	$ 38,989	$ 23,059
Cash - restricted	31,936	55,091
Accounts receivable, net of allowance for doubtful accounts of $75,286 (2009) and $41,483 (2008)	76,155	582,068
Current portion of notes receivable	17,182	38,303
Prepaid expenses and other	13,007	202,763
Total Current Assets	177,269	901,284
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $236,544 (2009) and $238,133 (2008)	17,454	107,485
REACQUIRED FRANCHISE RIGHTS	-	73,409
NOTES RECEIVABLE - net of current portion	-	10,763
Total Assets	$ 194,723	$ 1,092,941

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2009	2008
CURRENT LIABILITIES		
Accounts payable	$ 557,415	$ 834,825
Accrued expenses	130,132	109,078
Current portion of note payable - other	32,746	34,005
Current portion of capital lease obligations	-	3,481
Line of credit	240,000	250,000
Notes payable - related parties	1,041,357	731,453
Current portion of deferred rent	-	28,786
Unearned income	86,890	61,582
Total Current Liabilities	2,088,540	2,053,210
LONGTERM LIABILITIES		
Deferred rent, net of current portion	-	134,560
Total Liabilities	2,088,540	2,187,770
STOCKHOLDERS' DEFICIT		
Common stock - $.001 par value, authorized 100,000,000 shares Issued and outstanding - 298,379 shares (2009) and 251,739 shares (2008)	298	252
Additional paid-in capital	2,266,006	2,196,353
Accumulated deficit	(4,160,121)	(3,291,434)
Total Stockholders' Deficit	(1,893,817)	(1,094,829)
Total Liabilities and Stockholders' Deficit	$ 194,723	$ 1,092,941

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

V2K INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		
Net loss	$ (868,687)	$ (986,279)
Adjustments to reconcile net loss to net cash used by operating activities		
Depreciation and amortization	122,730	44,832
Bad debt provision	99,389	65,351
Rent expense satisfied with stock	8,986	-
Stock issued for franchise rights	-	4,000
Warrants issued on bridge loan	-	8,946
Stock issued for services	22,880	87,000
Stock compensation expense	37,833	83,057
Loss on disposition of assets	-	7,874
(Gain) on liability extinguishment	(104,684)	-
Changes in assets and liabilities		
Decrease (increase) in restricted cash	23,155	(12,802)
Decrease (increase) in accounts receivable	505,913	(65,611)
Decrease (increase) in prepaid expenses and other	192,262	(111,612)
Decrease in notes receivable	31,884	99,256
Decrease in inventory	-	8,343
(Decrease) in accounts payable	(277,410)	(140,698)
Increase (decrease) in accrued expenses	21,054	(37,755)
Proceeds from deferred rent	-	48,288
(Disposition) acquisition of franchises and interests therein	73,409	(29,950)
Increase (decrease) in unearned income	25,308	(81,247)
Net cash used in operating activities	(85,978)	(1,009,007)
CASH FLOWS FROM INVESTING ACTIVITIES		
Proceeds from sale of equipment	-	13,827
Purchase of property and equipment	(1,195)	(23,966)
Net cash used in investing activities	(1,195)	(10,139)
CASH FLOWS FROM FINANCING ACTIVITIES		
Proceeds from notes payable - related parties	236,904	731,453
(Payments) on note payable	(120,009)	(105,995)
(Payments) on capital lease obligation	(3,792)	(3,642)
(Payments) proceeds from line of credit	(10,000)	150,000
Net cash provided by financing activities	103,103	771,816
NET INCREASE (DECREASE) IN CASH	15,930	(247,330)
CASH, BEGINNING OF YEAR	23,059	270,389
CASH, END OF YEAR	$ 38,989	$ 23,059

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

NOTE 2 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consists of amounts due from franchisees for sale of merchandise at September 30, 2009 and 2008, as follows:

	2009	2008
Accounts receivable – trade	$ 151,441	$ 623,551
Less allowance for doubtful accounts	(75,286)	(41,483)
	$ 76,155	$ 582,068

V2K INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notes receivable consists of balances due from franchisees. The notes are interest and non-interest bearing and are payable in monthly installments of $414 to $867, maturing at various dates through October 2009. The Company has recorded interest on the non-interest bearing notes, discounted at an imputed interest rate of 5.75%. At September 30, 2009 and 2008, notes receivable are comprised of:

	2009	2008
Notes receivable, fair value	$ 47,237	$ 69,300
Less allowance	(30,055)	(20,234)
	17,182	49,066
Less current portion	(17,182)	(38,303)
Long term portion	$ -	$ 10,763

The Company performs ongoing credit evaluations of its creditors and has not required collateral or other forms of security for promissory notes. The Company maintains an allowance for potential losses based on its estimate of uncollectible amounts. The Company’s allowance for uncollectible notes receivable increased by $9,821 from September 30, 2008 to September 30, 2009.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and 2008 consists of the following:

	2009	2008
Furniture and equipment	$ 68,243	$ 68,243
Computer equipment	90,819	89,624
Software	85,975	86,800
Leasehold improvements	-	91,990
Assets under capital lease	8,961	8,961
	253,998	345,618

Less accumulated depreciation and amortization	(236,544)	(238,133)

	$ 17,454	$ 107,485

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

Deferred tax assets are as follows:

	2009	2008
Deferred tax asset due to net operating loss	$ 1,343,000	$ 1,036,000
Valuation allowance	(1,343,000)	(1,036,000)
	-	-

V2K INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

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

V2K INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION (CONTINUED)

Segment information for the years ended September 30, 2009 and 2008 consists of the following:

Reconciliation of segment totals to consolidated amounts:

	2009	2008
Total revenues for reportable segments	$ 2,688,790	$ 6,658,470
Elimination of inter-segment revenues	(124,792)	(407,771)
Total Consolidated Revenues	$ 2,563,998	$ 6,250,699

	2009	2008
Identifiable assets (net)	$ 2,516,739	$ 3,246,362
Elimination of intercompany assets	(2,322,016)	(2,153,421)
Total Consolidated Assets	$ 194,723	$ 1,092,941

V2K INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$ 20,266

V2K INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock in Fuwaysun, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Registrant’s common stock to the shareholders of Fuwaysun, thereby causing Fuwaysun and its wholly-owned subsidiaries, Fuwaysun Technology (HK) Limited, a Hong Kong corporation, Forboss Solar (Shenzhen) Co, Ltd, a PRC corporation, and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation to become wholly-owned subsidiaries of the Company.

A material relationship existed between the Company and Fuwaysun prior to execution of the Exchange Agreement.  In November 2009, Fuwaysun executed a Securities Purchase Agreement with a principal shareholder of the Company pursuant to which Fuwaysun agreed to acquire control of the Company through purchase of a total of 172,712 shares, or approximately 57.88%, of the shares of common stock of the Company which were issued and outstanding prior to completion of the share exchange transaction.

The Share Exchange will be accounted for as a “reverse merger,” since the stockholders of Fuwaysun will own a majority of the outstanding shares of the Registrant’s common stock immediately following the Share Exchange. Fuwaysun is deemed to be the accounting acquirer in the reverse merger.