Form 10-K
period 2010-03-31
AgriSolar Solutions, Inc.
filed 2010-07-14
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

AGRISOLAR SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Colorado	333-141201	20-5614030
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
1175 Osage, #204 Denver, CO 80204
(Address of principal executive offices)
Registrant’s telephone number, including area code: 303-623-5400

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $19,574,956.

As of  June 30, 2010, the Company had 59,553,379 shares of common stock issued and outstanding.

AGRISOLAR SOLUTIONS, INC.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS.

Introduction

Through our wholly-owned subsidiary, Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”), we are engaged primarily in the development, production and sale of solar products, including a solar insect killer and other products designed for agricultural and commercial use.  Our manufacturing facility is located in Shenzhen, PRC, and a substantial majority of our current sales and business operations are in China.

Corporate History

We were incorporated in the State of Colorado on March 13, 2006 under the name V2K International, Inc. From March, 2006, through January, 2010, we were in the business of selling and supporting franchises in the residential and commercial window fashion industry, and in the business of developing and licensing proprietary software which allows users to decorate windows for both residential and commercial customers. During this time, our business operations were carried on through two wholly-owned subsidiaries, V2K Window Fashions, Inc. and V2K Technology, Inc.

On January 8, 2010, we acquired all of the issued and outstanding shares of Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation, in a share exchange transaction.  As a result of completion of this share exchange transaction, Fuwaysun and its wholly-owned subsidiary Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”) became our wholly-owned subsidiaries, and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”) became our operating affiliate.   In conjunction with this share exchange transaction, we changed our name to AgriSolar Solutions, Inc.

We completed the share exchange transaction with Fuwaysun in order to acquire its business operations, and with the intent of focusing our business operations exclusively on the operations of Fuwaysun.   As a result, on January 11, 2010, we sold our interest in V2K Window Fashions, Inc., and V2K Technology, Inc., for nominal consideration to Lotus Holdings, LLC, a Colorado limited liability company, which is an entity controlled by the former officers and directors of the Company.

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic moulds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the fiscal year ended March 31, 2008, approximately 34.5% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 65.5% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came form production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  In the future, it is anticipated that a substantial majority of the revenues of Shenzhen Fuwaysun will be from production and sale of solar products.

Corporate Structure

The Chart below depicts our anticipated corporate structure. As depicted below, the AgriSolar owns 100% of the capital stock of Fuwaysun Technology Ltd., a Colorado corporation (“Fuwaysun”) and  Fuwaysun owns 100% of the capital stock of Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”). At the present time, we do not  have a direct ownership interest in Shenzhen Fuwaysun.  However, through a series of contractual arrangements between FTHK and Shenzhen Fuwaysun and its shareholders, Shenzhen Fuwaysun is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.  We have agreements in place to acquire direct ownership of Shenzhen Fuwaysun, and are currently in the process of completing the administrative steps necessary to finalize the transaction.  Upon completion of these steps, FTHK will own 100% of the capital stock of Forboss Solar (Shenzhen) Co., Ltd., a PRC corporation (“Forboss”), and Forboss will own 100% of  the capital stock of Shenzhen Fuwaysun, which will then be our operating subsidiary.

Current Operations

The Company is currently focused on the marketing and sale of its line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 40,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown.  Based on test results and reported results from many of these farms, the Company believes that its line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides.

Ministry of Agriculture Subsidy Program

Since 2004, the China Ministry of Agriculture has had a program in place to promote the development of modern agriculture by providing subsidies for purchase of approved agricultural machinery.  Three models of the Company’s line of solar insect killers have been approved by the Ministry of Agriculture, and are the only pest control products of their type which are currently approved for purchase under the terms of this subsidy program.

During calendar year 2009, the Ministry of Agriculture subsidy was 13 Billion RMB (approximately US$1.9 billion), and it is expected to be approximately 22 Billion RMB (approximately US $3.2 billion).  Under the subsidy program, farmers submit requests for purchase of approved agricultural equipment to local government offices, and following approval, the government purchases the equipment on their behalf.

The three models of the Company’s line of solar insect killers which have been approved by the Ministry of Agriculture, are as follows:

Model no.	Description	Allowance	Retail Price
FWS-DBL-0	portable solar insect killer	RMB500.00	RMB1550.00
FWS-DBL-1	solar insect killer (one bulb)	RMB1,200.00	RMB4,100.00
FWS-DBL-2	solar insect killer (two bulb)	RMB2,000.00	RMB6,800.00

Under the subsidy program, the government establishes both an allowance price and a maximum retail price for each product.  The Company selects distributors and agrees to sell its products to them for the allowance price, which is the equivalent of the wholesale price.  The distributors, in turn, are responsible for contacting the local government offices, which are the final purchasers of the products under the subsidy program, and negotiating the final sales price.  When the government office completes the purchase transaction using subsidy funds, the Company receives the allowance price for each product sold, and the distributor retains the difference between the allowance price and the final negotiated purchase price.

The Company’s profit margin from sales of its products at the allowance price generally ranges between 30% and 35%. However, because of the large mark-up between the allowance price and the retail price, which is the maximum purchase price the government will pay for the products under the subsidy program, the potential profit margin for distributors is much larger than the Company’s profit margin.  As a result, distributors selected by the Company have a strong incentive to market the Company’s products.

Only agricultural products approved by the Ministry of Agriculture are eligible for purchase under the subsidy program. However, the program is administered by the local Department of Agriculture within each of the 32 areas in China which is designated as either a province, an autonomous region or a municipality.  As a result, in addition to Ministry of Agriculture approval, it is also necessary for the Company to obtain separate approval from the local Department of Agriculture in any geographical area in which it intends to make sales under the subsidy program.

During the fiscal year ended March 31, 2010, the Company was successful in selling its products under the subsidy program in four provinces, and such sales represented approximately 89% of the Company’s gross revenues during the period.  Based on these results, Company management anticipates that the Company will be able to increase sales substantially in the fiscal year ending March 31, 2011, by obtaining approval for sale of its products under the subsidy program in additional provinces and geographical areas of China.  Accordingly, during the fiscal year ended March 31, 2010, Company management contacted the local Department of Agriculture in every province and region of China, and devoted substantial resources to the process of seeking approval of its products by these local offices.

During the fiscal year ended March 31, 2010, the Company sold its products under the subsidy program in Shaanxi, Hubei,

Guangdong and Yunnan provinces. The Company’s solar insect killers were included in the list of approved products in Shaanxi province during the Company’s fiscal year ended March 31, 2010, and during that fiscal year, the Company received approximately US$1 Million in orders from Shaanxi province. In addition, based upon recommendations provided by officials from Shaanxi province, the Department of Agriculture of Hubei province used previously uncommitted subsidy funds to purchase the Company’s products during the fiscal year ended March 31, 2010.  Company management believes that its sales to Shaanxi and Hubei provinces during the fiscal year ended March 31, 2010, are indicative of its potential sales during the fiscal year ending March 31, 2011, in Shaanxi and Hubei provinces, as well as in other provinces or regions where its products are approved for sale under the subsidy program.

As of the date of this Annual Report on Form 10K, the Company’s products have been formally included for 2010 in the list of approved products for 26 provinces.

Current Installations

The Company currently has a total of approximately 40,000 units of its solar insect killer product line installed on farms throughout China. This includes approximately 7,000 units which the Company has contributed since 2007 to various government farms and agricultural universities, and approximately 33,000 units which the Company has sold to various types of farms.  The 7,000 units which the Company contributed for testing purposes are installed on more than 240 test farms which grow a variety of different types of crops. The following table summarizes information regarding the units installed on test farms in the major provinces of China:

TEST FARM INSTALLATIONS

Major provinces	Number of test farms	Types of crops	Total number of units installed
Shandong	10	vegetable, corn, wheat, cotton, greenhouses	250

Hainan	15	rice, vegetable, watermelon, grape, lychee, dragon eye, mango, cucumber	350

Shannxi	18	apple, vegetable, peach, snowpeas	400

Hubei	12	rice, vegetable, peach, tea tree	400

Jianqxi	10	orange, rice, vegetable, cotton, tea tree	250

Jiangsu	8	grape, rice, vegetable	200

Yunan	12	tobacco, orange, tea tree, flowers	380

Hunan	10	rice, orange, vegetable, peanut, tea	300

Guangdong	22	rice, vegetable, lychee, dragon eye, banana, sugarcane, orange, flowers, tea tree	550

Xizang	6	orange, rice, vegetable, peanut	180

Henan	16	wheat, corn, vegetable, green house, cotton	350

Heliongjiang	8	wheat, corn, soybean, peanut	180

Zhejiang	10	rice, vegetable, tea tree	200

Anhui	12	peach, rice, vegetable, snowpeas, tea tree	280

Jilin	8	apple, snowpeas	200

Guanqxi	20	grape, rice, sugarcane, orange, vegetable	450

Liaoning	12	apple, soybean, wheat, corn	300

Fujian	18	vegetable, tea tree, orange	400

Xinjiang	8	cotton, grape, green house	200

Guizhou	6	tobacco, tea tree	160

Totals	241		5,980

In addition to units installed on test farms, approximately 40,000 units are installed on numerous commercial farms in provinces throughout China.  The following table summarizes information regarding the units installed on commercial farms in the major provinces of China:

COMMERCIAL FARM INSTALLATIONS

Province	Number of commercial farms	Types of crops	Total number of units installed
Hainan Island - an island which is located at the southern part of China	38	rice, vegetables, coffee, private gardens, cucumber, watermelon, grape, lychee, strawberry, tea tree, mango, tomato greenhouse, and other crops.	3,500

Shaanxi Province- located in the Northwestern part of China	110	vegetable, cucumber, apple, snow peas, and peach farms	5,500

Hubei Province- located in the middle part of China	28	rice, vegetable, peach, cucumber, tomato, and tea tree farms.	8,000

Jiangxi province- located in the middle of China	35	vegetable, rice, orange, and tea tree farms	5,000

Jiangsu Province- located in the eastern part of China	35	grape, rice, and vegetable farms	2,000

Yunnan Province- located in the southwestern part of China	50	tobacco, orange, tea tree, and flower farms	2,500

Hunan province- located in the southeastern part of China	15	rice, orange, vegetable, and peanut farms.	2,000

Shandong Province- located in the northeastern part of China	13	vegetable, peach, soybean, corn, and greenhouse farms	2,000

Guangdong Province- located in the southern part of China	95	flower, vegetable, lychee, dragon eye, rice, mango, peanut, strawberry, water melon, cucumber, tomato, banana, sugarcane, and orange	4,500

Totals	419		35,000

Future Plan of Operations

Fiscal Year Ending March 31, 2011

During the fiscal year ending March 31, 2011, the Company’s primary focus will be on the manufacture and sale of its solar insect product line under the subsidy program established by the China Ministry of Agriculture.

As described above under “Current Operations,” the Ministry of Agriculture subsidy program is administered by the local Department of Agriculture within each of the 32 areas in China which is designated as either a province, an autonomous region or a municipality.  During the fiscal year ended March 31, 2010, Company management devoted substantial time and financial resources toward the process of establishing relationships throughout all provinces of China with product distributors, university research departments, test farms, government officials and others, for the purpose of seeking to obtain approvals at the provincial level of its solar insect killer product line.  As a result of these efforts, Company management expects that its sales under the subsidy program will increase substantially in the fiscal year ending March 31, 2011 as compared to the fiscal year ended March 31, 2010.

As of March 31, 2010, Company management has received formal or informal confirmation that three models of its solar insect killer product line will be included in the list of approved agricultural products in at least 26 provinces.  Each of these provinces has also provided Company management with initial information about its product buying plans for calendar year 2010.  These buying plans vary from province to province based upon their respective growing seasons and the dates upon which the provinces plan to begin their government grant program.

Based upon the initial buying plans provided by these provinces, Company management currently expects to receive orders for purchase of more than 120,000 units of its solar insect killer product line under the government subsidy program, which would represent gross sales of approximately US$30,000,000 for the fiscal year ended March 31, 2011. These totals are based on initial buying plans provided by all 26 provinces which have approved the Company’s products for sale under the subsidy program, including orders for not less than 10,000 units each by Shangdong, Hubei, Yunan, Shannxi and Jiangxi provinces, all of which are major farming provinces.

The foregoing projections are based upon initial buying plans submitted to the Company, and are not yet evidenced by actual purchase orders.  In addition, as more fully described herein under the heading “Financial Information –Liquidity and Capital Resources,” management estimates that the Company will require additional working capital to purchase raw materials, to pay costs associated with hiring additional staff, to increase inventory, and to pay other costs associated with the rapid increase in production capacity which will be required to satisfy all such orders.  Although the Company is currently seeking to raise   additional working capital for these purposes, there is no assurance that it will be successful in doing so. Accordingly, even in the event the Company does receive orders for purchase of 120,000 or more units in the fiscal year ending March 31, 2011, there can be no assurance that the Company will be able to produce a sufficient number of units to fill all such orders.  In the event the Company is unable to fill orders it receives in a timely manner, it is anticipated that such orders would be cancelled and would not result in actual sales for the Company.

Periods Subsequent to March 31, 2011

As indicated above, for the fiscal year ending March 31, 2011, the Company intends to focus on the manufacture and sale of its solar insect killer product line under the subsidy program established by the China Ministry of Agriculture. For subsequent periods, Company management plans to seek to increase sales by increasing its product line to include additional models of the solar insect killer and other products and by establishing channels for distribution of its products in other markets both in and outside of China.

The Company has taken initial steps to establish connections in the US and in South America for the purpose of establishing new markets for its products.  For example, in January, 2010, the Company was one of 3 Chinese manufacturers invited by the Chinese Ministry of Agriculture to attend the American Farm Bureau Federation Annual Meeting in Seattle, Washington, and the Ag Connect Expo in Orlando, Florida.  At these conferences, the Company had initial meetings with various potential distributors of its products and made initial plans to supply product samples for testing purposes.

Management currently anticipates that for periods subsequent to March 31, 2011, the Company will seek to begin making sales outside of China.  One of the purposes of establishing distribution channels outside China is to eliminate the seasonality associated with the agriculture industry in China.

Facilities and Manufacturing

Our production plant, which contains approximately 4000 square meters, is located in Shenzhen, PRC, in a leased building. Our lease for these premises has a remaining term of 43 months with an option to extend at the end of the lease.  The current monthly rental rate is US$6,076 per month. The equipment in the manufacturing facility includes 28 plastic injection machines which are made by various manufacturers such as Toshiba, Mitsubishi, and Kawaguchi, and which are designed for mold strengths from 30 tons to 60 tons; 2 Mitsubishi precise Computer Numeric Control  machines which are used for making the shape of all products with injection moulds, 4 precise Electrical Discharge Machining machines which are used for setting the precise shape and dimensions of products inside injection molds; 8 units precise milling machine; HI-TECH testing instruments, 5 separate production assembly lines, 6 Tempo printing machines , and 3 sets cable assembly lines.

The production process involves assembling finished products by combining components purchased from third parties with components which we manufacture. The components purchased from third parties include solar panels, batteries and iron ware.  We manufacture all other components used in assembling finished products, including the light bulbs and printed circuit boards which are proprietary components, as well plastic injection parts and cables.

The production process involves the use of both skilled and unskilled labor. Skilled labor is needed for portions of the process including operation of the injection moulding equipment, assembly of printed circuit boards and light bulbs, and testing of components such as the solar panels and the rain control, light control, and over charge control units.  Unskilled labor is needed primarily for final assembly, packing and shipping.

Based on the current size and structure of the Company’s manufacturing facility, management estimates that the Company has the capacity to produce approximately 600 units per day of the insect killer product line using one 10 hour production shift per day. Based on this estimate, management believes that the Company has the capacity to increase sales to approximately $40 million per year using the existing production facility.  Accordingly, we believe that our production facilities are adequate for our current needs.

In the event the Company is able to raise sufficient working capital, of which there can be no assurance, management plans to spend a portion of the funds to upgrade the production lines used to manufacture its solar insect killer product line in order to make the production process more efficient.

Products

We have designed and developed a series of products we refer to as our “Sun No.1” series of products which are designed for agricultural usages.  These include a solar insect killer, solar mosquito killer, portable solar power supply system, solar bird repeller, solar mouse repeller and solar irrigation system. At the present time substantially all of the Company’s business operations are devoted to production, marketing and distribution of its line of solar insect killers.  It is anticipated that in the future, as management and financial resources become available, business operations will be expanded to focus on the production, marketing and sale of additional products in the Sun NO. 1 series of products.

The Company’s line of solar insect killers, is designed to attract and kill harmful insects which are active at night and is primarily intended for use to control insects in agricultural areas as an alternative to use of agrochemicals.  The solar panel generates power to operate a specially designed light bulb which attracts insects and causes them to become disoriented.  When they become disoriented, the insects fall in a water container and are drowned.  Depending on its size, each unit is designed to cover an area of between 3,000 – 6,000 square meters and to last 7-10 years.  The cost of the solar insect killer is substantially less than the cost of use of agrochemicals, and the solar insect killer has been shown to be more effective than use of agrochemicals in killing harmful insects.

As more fully described above under “Current Operations, three models of the Company’s line of solar insect killer have been approved by the China Ministry of Agriculture under its subsidy program for purchase of agricultural equipment.

Competition

Company management believes that competition for its line of solar insect killers is currently limited because they are unique. They are environmentally friendly in the sense that they are a cost effective and highly efficient alternative to use of insecticides, and also do not rely on electric power. As a result, they are currently the only product of their type approved for sale under the China Ministry of Agriculture subsidy program.

Company management estimates that the cost to use the cheapest insecticide available in China is approximately $9 per acre per month, including both the cost of the product and the cost of labor, and that the cost of herbal or organic insecticides used in organic farming is approximately $60 per acre per month. By comparison, Company management estimates that the cost of use of its line of solar insect killers is only approximately $1 per acre per year.  As a result, in addition to being environmentally friendly, there is also a substantial cost advantage available from use of the Company’s solar insect killer product line instead of insecticides.

Customers

At the present time, the Company’s primary focus is on sale of its solar insect killer line of products under the subsidy program established by the China Ministry of Agriculture.  Under this program, agents and distributors purchase our products for immediate resale to the government, which is the final purchaser. Accordingly, at the present time, the Company’s primary customer is the Chinese government, and during the fiscal year ended March 31, 2010, sales to the Chinese government through the Company’s agents and distributors, in both Shaanxi and Hubei provinces, exceeded 20% of the Company’s revenues for the year.

Although the Company’s current focus is on sale of its solar insect killers to the Chinese government through the Ministry of Agriculture subsidy program, in the future management intends to seek to expand its customer base to include additional customers in China and in other parts of the world.

Suppliers and Raw Materials

We purchase raw materials from a variety of different suppliers, none of which are exclusive suppliers of the products we purchase.  These raw materials include plastic raw material, steel, solar panels, batteries, cable wire, LED lights and the like.

Marketing and Distribution

We currently market our products through a sales and marketing team we have established to coordinate sales activities in major cities throughout China. For purposes of sale of our products under the Ministry of Agriculture subsidy program, our distributors are responsible for contacting potential purchasers and negotiating the final purchase price. Our distributors have a significant incentive to promote the sale of our products under this program because, when the purchase transaction is completed, the difference between the approved allowance price and the final sales price is the mark-up which is received by the distributors.

Once we are able to raise sufficient working capital, our plan is to take several steps to expand our marketing efforts.  This will include establishing local marketing offices in several provinces throughout China, increasing participation in international exhibitions and trade shows for solar products and agricultural products, and establishing contacts with local and international governmental agencies interested in reducing use of agrochemicals in agriculture, forestry and farming.  For example, in January, 2010, the Company was one of ten manufacturers invited by the Chinese Ministry of Agriculture to attend and have a booth at the American Farm Bureau Federation Annual Meeting and convention in Seattle, Washington.

Employees

As of March 31, 2010, we had approximately 158 employees.  Approximately half of our employees are engaged in production of our products.  The other employees are engaged in marketing, finance, quality control, research and development and administration. Most of our employees are based in the PRC.

Intellectual Property

Our CEO has obtained more than 20 patents in the PRC on various solar products, and assigned the rights to those patents to the Company. We take various steps to protect our intellectual property, including maintaining close cooperation with the property bureau of the Chinese government, requiring our engineers, sales agents and other employees to sign non-disclosure agreements, establishing a security system at our manufacturing facility to protect samples and technical documents, and the like.

We also have two U.S. patent filings, each titled "Intelligent Pest Killing Lamp". Each claims priority from a prior Chinese patent application bearing the same title. The first U.S. application is a U.S. national patent application which seeks patent protection in the U.S. for the invention. The second patent application was filed in the U.S. under the Patent Cooperation

Treaty. This second application preserves our ability to seek patent protection in each of the approximately 140 nations that are member states abiding by the Patent Cooperation Treaty.

Government Regulation

We are not subject to any requirements for governmental permits or approvals or any self regulatory professional associations for the manufacture and sale of solar products. We are not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

Legal Proceedings

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened against us.

ITEM 1A.

RISK FACTORS

Risks Related to Our Business

We will need additional financing to execute our business plan and fund the expansion of our operations, which additional financing may not be available on reasonable terms or at all.

We have limited funds and will require additional funds to execute our business plan and fund the expansion of our business.  There is no assurance that funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.  To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Competition for senior management and senior technology personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may have difficulty in attracting and retaining the services of senior executives in the future. This failure could harm our future growth and financial condition.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The solar products industry is subject to rapid technological change. Our future success will depend on our ability to respond to rapidly changing technologies and improve the quality of our products. Our failure to adapt to these changes could harm our business. Our future plans to market our products require such products to be innovative. If we are slow to develop new products and technologies that are attractive to people, we may not be successful in capturing a significant share of this market.  If we fail to keep up with rapid technological changes to remain competitive in our rapidly evolving industry, our future marketing and expansion may be adversely affected.

We intend to rely on a network of sales agents to distribute our solar products and to expand our business we must establish a network of sales agents; we could lose a substantial portion of our sales if we are not able to effectively establish a network of sales agents and effectively monitor their activities.

We believe that our success relies, to a large degree, on our distribution network. The PRC is a geographically vast country and it is critical that we market our products in a number of different regions.  In order to expand our business into others regions, we will need to increase our distribution network by adding more sales agents, distributors, wholesalers and retailers who will carry our products and by making connections with local governmental agencies which will adopt policies that encourage use of solar power products in agricultural production.  There is no assurance that we will be able to establish and grow an adequate distribution network and, even if we can grow our distribution network, we may not be able to operate it efficiently or manage it effectively, as our internal resources are limited.  Our inability to establish, grow and manage a substantial distribution network would significantly reduce our ability to establish a recognized market for our products and would significantly slow down the potential growth and profitability of our business.

If solar power technology is not suitable for widespread adoption for agricultural uses or sufficient demand for use of solar power products in agricultural production does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to sustain profitability.

The market for use of solar power products in agricultural production is emerging and rapidly evolving, and its future success is uncertain. If solar power products prove to be unsuitable for widespread use in agricultural production, or if demand for use of solar power products in agricultural production fails to develop sufficiently, we would be unable to continue to expand our business, increase our revenues and maintain our profitability.  In addition, demand for solar powered products in the new agricultural markets and rural areas that we intend to target may not develop at all or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products in agricultural production, including the performance and reliability of solar power products as compared with conventional and non-solar alternative energy technologies and the cost-effectiveness of such products as compared with conventional and non-solar products.

We lease the real property on which our manufacturing plant and other facilities are located and there is no guarantee that our lease will be renewed.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the PRC government grants landholders a "land use right." Our manufacturing plant and other facilities in Shenzhen are located on leased land. There is no assurance that we may renew the leases on acceptable terms. The failure to obtain the renewal of the leases on reasonable terms could cause us to incur extra expenses and costs for alternative land and for the reconstruction of our buildings.

Existing regulations and changes to existing regulations may present technical, regulatory and economic barriers to the purchase and use of solar power product in agricultural production, which may significantly reduce demand for our products

Our solar power products and their installation are subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, and related matters. We are responsible for knowing all applicable regulatory requirements and must design products to comply with all such requirements. Any new government regulations or utility policies that relate to our solar power products may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar power products.

Risks Related to Doing Business in the PRC

The PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

The protection of intellectual property rights in the PRC is not as effective as in the United States or other countries.

We have patents in the PRC on several of our products.  However, the protection of intellectual property rights in the PRC is not as effective or enforced to the same degree as in the United States or other countries. The unauthorized use of our patents could enable other manufacturers to take unfair advantage, which could harm our business and competitive position.  We also have two US patent filings under the title "Intelligent Pest Killing Lamp," each of which claims priority from a prior Chinese patent application bearing the same title. There is no assurance as to when or whether our pending US patent applications will be approved.

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.  A change in policies by the PRC government, such as changes in the Ministry of Agriculture subsidy program for purchase of agricultural equipment, could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely almost entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we receive US dollars from sales of our products or as a result of sale of securities to US investors, and thereafter seek to convert those dollars into Renminbi in order to use them for our operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the US dollars we have received, and this could harm our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced.  Since 2005, the PRC government has permitted the Renminbi to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in significant appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent.  As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors.  There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Because substantially all of our assets are located outside of the United States and certain of our executive officers and directors reside outside the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

Two of our executive officers and two of our directors reside outside the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and non-U.S. directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Governmental control of currency conversion may affect the value of an investment in the Company.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives substantially all of its revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company’s ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy its currency demands, the Company may not be able to pay certain of its expenses as they come due.

Risks Relating to the Common Stock

The Company’s executive officers beneficially own a majority of the Company’s outstanding common stock, which gives them the ability to effectively control virtually all corporate actions requiring shareholder approval.

Trueframe International Limited is the owner of 32,550,000 shares, or approximately 55.78% of our issued and outstanding common stock. Liang Chao Wei, the Company’s CEO, and his spouse Mo Xue Mei, the Company’s Secretary, own a majority of the shares of Trueframe International Limited, and may be deemed to the beneficial owners of the shares of the Company held by Trueframe International Limited. The interests of the Company’s management may differ from the interests of other stockholders.  As a result, the Company’s executive management will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•

Electing or defeating the election of directors;

•

Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•

Effecting or preventing a merger, sale of assets or other corporate transaction; and

•

Controlling the outcome of any other matter submitted to the stockholders for vote.

Because AgriSolar became public by means of a share exchange, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with the fact that AgriSolar has become public through a share exchange transaction. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Company’s common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol AGSO.OB. However, the trading market is limited and is not a liquid market.  There is no assurance that a liquid market for the Company’s common stock will develop, and there is a possibility that even if a liquid trading market does develop for a period of time, that it may not be maintained.  Persons who purchase the Company’s common stock may have difficulty liquidating their investment because of the lack of a market or the difficulty in maintaining a market.

Potential future sales under Rule 144 may depress the market price for the common stock.

In general, under Rule 144, a person who has satisfied a minimum holding period of between 6 months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. The possible future sale of our shares pursuant to Rule 144 by the Company’s existing shareholders, may have a depressive effect on the price of our common stock in the over-the-counter market.

The Company’s common stock may be deemed to be a “penny stock”, which would make it more difficult for investors to sell their shares.

The Company’s common stock may be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.

 The penny stock rules apply generally to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share.  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities.  If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 PROPERTIES.

Our principal offices are located at 1175 Osage, #204, Denver, Colorado 80204.  We do not pay any rent for use of such offices.

Our production plant, which contains approximately 4000 square meters, is located in Shenzhen, PRC, in a leased building.  Our lease for these premises has a remaining term of 43 months, at a rental rate of US $6,076 per month, and includes an option to renew at the end of the lease.  These facilities are adequate for our current needs.  We are currently able to produce a maximum of approximately 600 units of our solar insect killer per day from these facilities with one 10-hour production shift.

In addition to our production facility, we also lease property for a staff dormitory and canteen, and for sales offices in Shenzhen City and in Nanning City, Guangxi Province.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Effective February 25, 2010, our common stock symbol as currently quoted on the OTC Bulletin Board (“OTCBB”)” was changed to “AGSO.OB” to reflect our name change to AgriSolar Solutions, Inc.  From December 17, 2009 through February 24, 2010, our common stock traded under the symbol “VTOKD.OB to reflect a reverse stock split of 1:125, and prior to December 17, 2009, our common stock traded under the symbol “VTOK.OB.” Priced quotations for our stock were not entered until November 2007.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years ended March 31, 2010.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2009 Fiscal Year:
June 30, 2008	$40.00	$12.50
September 30, 2008	$28.75	$3.75
December 31, 2008	$3.750	$0.125
March 31, 2009	$0.625	$ 0.000

2010 Fiscal Year:
June 30, 2009	$0.000	$0.000
September 30, 2009	$0.875	$0.000
December 31, 2009	$5.075	$0.250
March 31, 2010	$5.075	$0.250

On March 31, 2010, the closing bid price for our stock was $0.50.

Holders.

As of March 31, 2010 there were 58,353,379 shares of common stock issued and outstanding held by a total of approximately 150 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended March 31, 2010 or 2009.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background

We were incorporated in the State of Colorado on March 13, 2006 under the name V2K International, Inc. From March, 2006, through January, 2010, we were in the business of selling and supporting franchises in the residential and commercial window fashion industry, and in the business of developing and licensing proprietary software which allows users to decorate windows for both residential and commercial customers. During this time, our business operations were carried on through two wholly-owned subsidiaries, V2K Window Fashions, Inc., V2K Technology, Inc.  On January 11, 2010, we sold our interest in V2K Window Fashions, Inc., and V2K Technology, Inc., for nominal consideration to Lotus Holdings, LLC, a Colorado limited liability company, an entity controlled by the former officers and directors of the Company.

On January 8, 2010, we acquired all of the issued and outstanding shares of Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation, in a share exchange transaction.  As a result of completion of this share exchange transaction, Fuwaysun and its wholly-owned subsidiary, Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”) became our wholly-owned subsidiaries, and Shenzhen Fuwaysun Technology Company Limited (“Shenzhen Fuwaysun”) became our operating affiliate.  We have agreements in place to acquire direct ownership of Shenzhen Fuwaysun, and are currently in the process of completing the administrative steps necessary to finalize the transaction.  Upon completion of these steps, FTHK will own 100% of the capital stock of Forboss Solar (Shenzhen) Co., Ltd., a PRC corporation (“Forboss”) and Forboss will own 100% of the capital stock of Shenzhen Fuwaysun, which will be our operating subsidiary. We completed the share exchange transaction with Fuwaysun in order to acquire the business operations conducted through Shenzhen Fuwaysun, which is currently its operating affiliate and will become its operating subsidiary.. In conjunction with this share exchange transaction, we changed our name to AgriSolar Solutions, Inc.

We are now engaged primarily in the development, production and sale of solar products, including a solar insect killer and other products designed for agricultural use.  Our manufacturing facility is located in Shenzhen, PRC, and our business operations and sales are in China.

The following discussion regarding results of operation relates to the business operations of Fuwaysun which are carried on through our operating subsidiary, Shenzhen Fuwaysun.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  We incurred a net loss of $921,995 for the year ended March 31, 2010 and has incurred losses since inception.  Our continuation as a going concern through March 31, 2011 is dependent upon the continued financial support from our stockholders and credit facility from long-term debts. We are currently pursuing additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

We have identified the following accounting policies that are important to the presentation of financial information in this report.

Revenue Recognition

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Sales of products

Revenue from the sale of solar and plastic products is recognized when the products are delivered to and received by the customers, collectability is reasonably assured and the prices are fixed and determinable.

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. Our products that are locally sold in the PRC are subject to VAT which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales. We experienced no product returns and recorded no reserve for sales returns for the years ended March 31, 2010 and 2009.

Cost of revenue

Cost of revenue includes cost of raw materials, direct labor, packaging cost, depreciation and production overhead that are directly attributable to the manufacture of solar and other plastic products. Shipping and handling cost are recorded in sales and marketing expense and are recognized when the related product is delivered to the customer.

Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. We incurred advertising expense of $20,436 and $3,350 for the years ended March 31, 2010 and 2009, respectively.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

Our reporting currency is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, our operating subsidiaries in Hong Kong and the PRC maintain their books and record in their respective local currencies, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the respective year:

	2010	2009
Year-end rates HK$: US$1 exchange rate	7.7647	7.7505
Annual average rates HK$: US$1 exchange rate	7.7544	7.7773
Year-end rates RMB: US$1 exchange rate	6.8361	6.8456
Annual average rates RMB: US$1 exchange rate	6.8383	6.8805

Stock-based compensation

We adopted ASC Topic 718, "Compensation - Stock Compensation" ("ASC 718"), using the fair value method. Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes option-pricing model and is recognized as expense over the appropriate service period.

For non-employee stock-based compensation, the Company adopts ASC Topic 505, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC 718.

Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Fair value of financial instruments

The carrying value of our financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, advances from customers, amount due to a stockholder, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate at fair values. The carrying value of our promissory note, notes payable, short-term and long-term borrowings approximate at fair value based on the current market conditions for similar debt instruments.

Recent accounting pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal year 2010, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

(References to 2010 refer to the fiscal year ended March 31, 2010 and references to 2009 refer to the fiscal year ended March 31, 2009.)

Revenue:

Revenue for 2010 was $4,607,957, as compared to revenue of $1,523,927 for 2009, an increase of $3,084,030 (202%).  During the year ended March 31, 2010, three models of our line of solar insect killers was approved by the Ministry of Agriculture of the People’s Republic of China (“PRC”) and successfully became one of the items which were subsidized by the PRC government, thus the sales amount increased significantly. Moreover, we employed more sales agent to promote our products in different provinces and granted an increased incentive bonus to the sales agents

Cost of revenue and gross profit:

Cost of revenue for 2010, as a percentage of revenue, was 60.89% as compared to 97.39% for 2009.  Our gross profit increased $1,762,373, from $39,718 in 2009 to $1,802,091 in 2010.  As a percentage of revenue gross profit increased from 2.6% in 2009 to 39.11% in 2010.  The significant increase in our gross profit percentage is mainly due to the fact that in 2009 we were still developing our manufacturing techniques and in 2009 we used reduced pricing and product samples as a sales incentive.  We anticipate continuing to improve our gross profit as we take advantage of our ability to buy raw material in greater volume.

Operating expenses:

Operating expenses increased $2,214,118 (589%) from $375,966 in 2009 to $2,590,084 in 2010.

Of our operating expenses, $802,352 and $23,555 represent selling expenses in 2010 and 2009 respectively. The increase of $778,797 (3306%) is primarily due to an increase in promotional expenses of approximately $514,000 and increase in sales commissions of approximately $103,000.  The increase in selling expense had a direct affect in the increase in revenue.

General and administrative expenses represent $1,787,732 and $352,411, in 2010 and 2009 respectively.  The increase of $1,435,321 (407%) is primarily due to increased consulting fees of approximately $811,000 and audit fees of approximately $110,000.  The balance of the increase results from our increased activity. We do not anticipate consulting fees to continue at their current level

Other expenses increased $103,709 (342%) to $134,002 in 2010 from $30,293 in 2009.  The increase is primarily due to increased interest expense as a result of increased borrowings in 2010 as compared to 2009.

Our future business will be affected by our continuing ability to offer both environmentally friendly and cost effective solutions to insect control.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had a working capital deficit of $200,578 as compared to a working capital deficit of $790,947 at March 31, 2009.  The improved deficit results primarily from a private placement offering in which the Company sold a total of $1,272,500 of units consisting of one share of common stock and one common stock purchase warrant, at a price of $0.125 per share.

On an ongoing basis our working capital is affected by our accounts receivable cycle that often extends to 90 days. The extended terms result primarily from the processing time required for subsidy payments by the government to be approved.

During the year ended March 31, 2010 we used cash in operating activities of $1,238,555, as compared to cash used in operations of $297,893 for the year ended March 31, 2009.  For the year ended March 31, 2010 we used cash of $7,954 for investing activities as compared to cash used for investing activities of $5,110 for the year ended March 31, 2009.  Cash in the amount of $1,443,040 was provided from financing activities for the year ended March 31, 2010 as compared to $325,355 for the year ended March 31, 2009.

At March 31, 2010, we had contractual obligations under various non-cancelable operating leases of approximately $473,756 of which $117,771 is due by March 31, 2011.

The aggregate minimum requirements under the non-cancelable leases at March 31, 2010 are as follows:

Years ending March 31:
2011	$117,771
2012	108,694
2013	96,772
2014	85,304
2015	54,912
Thereafter	10,303

Total:	$473,756

We anticipate that we will require additional working capital for various purposes, including payment of expenses associated with production and sale of our line of solar insect killer under the subsidy program of the PRC Ministry of Agriculture.   Based on initial purchase plan estimates received from 26 provinces, management is expecting significant orders of its solar insect killer in 2010.  The expenses associated with a rapid increase in production include purchase of raw materials, payment of costs associated with hiring additional staff, and payment of costs associated with an increase in inventory.  We also intend to use working capital to improve the efficiency of the our production line and to pay marketing and development costs related to seeking to establish distribution channels for our products in markets outside of China, including particularly the US and South America.

The Company does not currently have any commitments to obtain working capital. However, we believe that the Company’s best option for raising working capital is through an equity offering and sale of our equity securities.

Summary March 31, 2010

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the timing of additional provinces within the PRC approving the subsidy payments for the purchase of our products and our ability to expand to new markets.  If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

We have audited the accompanying consolidated balance sheets of AgriSolar Solutions, Inc (formerly V2K International, Inc.) and its subsidiaries (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuous losses which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

Certified Public Accountants

Hong Kong, China

July 14, 2010

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$208,671	$8,779
Accounts receivable, net	2,388,421	95,991
Inventories, net	877,829	658,640
Prepayments and other receivables	50,434	103,353
Total current assets	3,525,355	866,763

Non-current assets:
Intangible asset, net	7,500	-
Plant and equipment, net	1,507,756	1,803,994
TOTAL ASSETS	$5,040,611	$2,670,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$634,164	$72,550
Advances from customers	86,273	37,956
Short-term borrowings	877,693	-
Current portion of long-term borrowings	29,036	275,251
Promissory note, related party	471,270	-
Notes payable, net	310,000	-
Amount due to a stockholder	571,818	1,180,197
Accrued liabilities and other payables	745,679	91,756
Total current liabilities	3,725,933	1,657,710

Long-term liabilities:
Long-term borrowings, less current portion	-	7,559
Total liabilities	3,725,933	1,665,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no share issued as of March 31, 2010 and 2009, of which 25,714,286 Shares have been designated as Series AA, Convertible Preferred Stock as of March 31, 2010	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,353,379 and 43,575,000 shares issued and outstanding as of March 31, 2010 and 2009	58,353	43,575
Treasury stock, 172,712 common shares, at cost, as of March 31 ,2010	(350,000)	-
Additional paid-in capital	3,322,757	1,758,658
Accumulated other comprehensive income	37,218	34,910
Accumulated deficit	(1,753,650)	(831,655)
Total stockholders’ equity	1,314,678	1,005,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,040,611	$2,670,757

See accompanying notes to consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2010	2009

Revenue, net	$4,607,957	$1,523,927

Cost of revenue (inclusive of depreciation)	(2,805,866)	(1,484,209)
Gross profit	1,802,091	39,718

Operating expenses:
Sales and marketing	(802,352)	(23,555)
General and administrative	(1,787,732)	(352,411)
Total operating expenses	(2,590,084)	(375,966)
Loss from operations	(787,993)	(336,248)

Other income (expense):
Subsidy income	-	7,267
Interest income	308	483
Interest expense	(134,310)	(38,043)

Loss before income taxes	(921,995)	(366,541)

Income tax expense	-	-

NET LOSS	$(921,995)	$(366,541)

Other comprehensive income:
- Foreign currency translation gain	2,308	5,941
COMPREHENSIVE LOSS	$(919,687)	$(360,600)

Net loss per share – Basic and diluted	$(0.02)	$(0.01)

Weighted average common stock outstanding – Basic and diluted	54,854,636	43,575,000

See accompanying notes to consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(921,995)	$(366,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276,547	277,674
Allowance for doubtful accounts	-	74,887
Loss on disposal of plant and equipment	19,092	-
Interest expense, non-cash	45,147	-
Shares issued for services, non-cash	537,500	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,292,430)	31,497
Inventories	(219,189)	(144,504)
Prepayments and other receivables	52,919	1,358
Accounts payable, trade	561,614	(130,995)
Advances from customers	48,317	4,810
Accrued liabilities and other payables	653,923	(46,079)

Net cash used in operating activities	(1,238,555)	(297,893)

Cash flows from investing activities:
Purchase of plant and equipment	(445)	(5,110)
Payments on intangible asset	(7,500)	-

Net cash used in investing activities	(7,945)	(5,110)

Cash flows from financing activities:
(Repayment to) advances from a stockholder	(608,379)	675,808
Proceeds from promissory note, related party	500,000	-
Repayments of long-term borrowings	(253,774)	(350,453)
Proceeds from short-term borrowings	877,693	-
Purchase of treasury stock	(200,000)	-
Proceeds from private placement	1,127,500	-

Net cash provided by financing activities	1,443,040	325,355

Effect of exchange rate changes in cash and cash equivalents	3,352	(18,256)

NET CHANGE IN CASH AND CASH EQUIVALENTS	199,892	4,096

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	8,779	4,683

CASH AND CASH EQUIVALENT, END OF YEAR	$208,671	$8,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$23,613	$38,043

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Plant and equipment contributed by a stockholder	$-	$1,161
Purchase of treasury stock in lieu of promissory note	$150,000	$-

See accompanying notes to consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount

Balance as of April 1, 2008 (restated)	43,575,000	$43,575	-	$-	$1,757,497	$28,969	$(465,114)	$1,364,927

Contribution in kind	-	-	-	-	1,161	-	-	1,161
Net loss for the year	-	-	-	-	-	-	(366,541)	(366,541)
Foreign currency translation adjustment	-	-	-	-	-	5,941	-	5,941
Balance as of March 31, 2009	43,575,000	43,575	-	-	1,758,658	34,910	(831,655)	1,005,488

Shares from recapitalization and reverse acquisition	298,379	298	-	-	(160,298)	-	-	(160,000)
Purchase of treasury stock	-	-	(172,712)	(350,000)	-	-	-	(350,000)
Shares issued for private placement	10,180,000	10,180			1,117,320	-	-	1,127,500
Shares issued for service – non employees	4,300,000	4,300			533,200			537,500
Warrants granted for promissory note	-	-	-	-	73,877	-	-	73,877
Net loss for the year	-	-	-	-	-	-	(921,995)	(921,995)
Foreign currency translation adjustment	-	-	-	-	-	2,308	-	2,308
Balance as of March 31, 2010	58,353,379	$58,353	(172,712)	$(350,000)	$3,322,757	$37,218	$(1,753,650)	$1,314,678

See accompanying notes to consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.

ORGANIZATION AND BUSINESS BACKGROUND

AgriSolar Solutions, Inc (formerly V2K International, Inc.) (“AGSO” or the “Company”) was incorporated in the State of Colorado on March 13, 2006. On January 8, 2010, The Company changed its company name from “V2K International, Inc.” to its current name.

The Company is principally engaged in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the People’s Republic of China (the “PRC”) and overseas.

Reorganization and recapitalization

On December 17, 2009, the Company approved a reverse split its common stock of 1:125, without amending its articles of incorporation to reduce the number of authorized shares. The number of shares of its common stock, warrants and stock options and their respective prices, have been retroactively adjusted for all periods presented in these consolidated financial statements to reflect the reverse stock split.

On January 8, 2010, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fuwaysun Technology, Ltd (“FTUS”). Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock in FTUS, in exchange for the issuance of an aggregate of up to 58,055,000 shares of the Company’s common stock to the shareholders of FTUS, thereby causing FTUS to become a wholly-owned subsidiary of the Company (the “Share Exchange”). As a result of the Share Exchange, the former shareholders of FTUS own 99.5% of the issued and outstanding shares of the Company.

In connection with the Share Exchange, all of the Company’s former directors and officers resigned from their positions and the Company appointed a new chairman of the Board of director and chief executive officer.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of AGSO whereby FTUS is deemed to be the accounting acquirer (legal acquiree) and AGSO to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of FTUS, with the assets and liabilities, and revenues and expenses, of AGSO being included effective from the date of stock exchange transaction. AGSO is deemed to be a continuation of the business and operations of FTUS. Accordingly, the accompanying consolidated financial statements include the following:

(1)

the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)

the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Description of its subsidiaries and VIE

	Company name	Place and date of incorporation	Particulars of issued / registered capital	Principal activities	Effective equity interest

1.	Fuwaysun Technology, Ltd (“FTUS”)	The State of Colorado September 8, 2008	58,055,000 shares of its common stock, par value of $0.025	Investment holding	100%

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	Fuwaysun Technology (HK) Limited (“FTHK”)	Hong Kong, April 28, 2006	10,000 issued shares of HK$1 each	Trading of insect killer and plastic products	100%

3.	Forboss Solar (Shenzhen) Co., Ltd. (“Forboss”)	The PRC, January 20, 2009	RMB500,000	Dormant	100%

4.	Shenzhen Fuwaysun Technology Company Limited (“Shenzhen Fuwaysun”) #	The PRC, January 16, 2006	RMB3,000,000	Design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products	-

#

represents variable interest entity (“VIE”)

AGSO and its subsidiaries and VIE are hereinafter collectively referred to as (“the Company”).

2.

GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended March 31, 2010, the Company has suffered from a continuous loss of $921,995 and experienced negative cash flows from operations of $1,238,555 with an accumulated deficit of $1,753,650 as of that date. The continuation of the Company as a going concern through March 31, 2011 is dependent upon the continued financial support from its stockholders and credit facility. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●

Basis of consolidation

The consolidated financial statements include the financial statements of AGSO and its subsidiaries and VIE. All

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

inter-company balances and transactions among the companies have been eliminated upon consolidation.

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities” which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

●

Variable interest entity

The Company’s subsidiary, Forboss through Shenzhen Fuwaysun operates its business in the PRC in the form of a VIE.

A series of agreements were entered into amongst Forboss and Shenzhen Fuwaysun, providing Forboss the ability to control Shenzhen Fuwaysun, including its financial interest as described below:

1.

Option Agreement, Forboss has the option to purchase Shenzhen Fuwaysun’s all assets and ownership at any time.

2.

Operating Agreement and Exclusive Consulting Services Agreement, Forboss is appointed as its exclusive service provider to provide business support and related consulting services. Shenzhen Fuwaysun is agreed to pay the consulting and service fee which equal to 100% of their net profits to Forboss.

3.

Pledge Agreement, Shenzhen Fuwaysun agreed to pledge their legal interest to Forboss as a security for the obligations of Shenzhen Fuwaysun under the Exclusive Consulting Services Agreement.

With the above agreements, Forboss demonstrates its ability to control Shenzhen Fuwaysun as the primary beneficiary and the operating results of the VIE was included in the consolidated financial statements for the years presented.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of March 31, 2010 and 2009, the allowance for doubtful accounts was $75,520 and $75,415, respectively.

●

Inventories

Inventories consist primarily of raw materials, work in process and finished goods of solar products and plastic products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.

As of March 31, 2010 and 2009, the allowance for obsolescence was $17,470 and $17,446, respectively.

●

Advances from customers

The Company generally receives advanced payments from customers in the normal course of business. Advances from customers are non-interest bearing, unsecured and are recognized in revenue when delivery has occurred.

●

Intangible asset

Intangible asset includes patent application fee and is recorded at cost less accumulated amortization. The patent is to be amortized subject to the successful registration from the authority in the United States of America. The patent is being amortized over its estimated useful life of 20 years on a straight-line basis.

●

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	5-10 years	5-10%
Furniture, fittings and office equipment	4-8 years	5%
Motor vehicles	10 years	10%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

●

Impairment of long-lived assets

In accordance with the ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible asset used and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010 and 2009.

●

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

(a)

Sales of products

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Revenue from the sale of solar and plastic products is recognized when the products are delivered to and received by the customers, collectibility is reasonably assured and the prices are fixed and determinable.

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. The Company's products that are locally sold in the PRC are subject to VAT which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended March 31, 2010 and 2009.

(b)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●

Cost of revenue

Cost of revenue includes cost of raw materials, direct labor, packaging cost, depreciation and production overhead that are directly attributable to the manufacture of solar and other plastic products. Shipping and handling cost are recorded in sales and marketing expense and are recognized when the related product is delivered to the customer.

●

Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. The Company incurred advertising expense of $20,436 and $3,350 for the years ended March 31, 2010 and 2009, respectively.

●

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

●

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, unvested restricted stock and warrants, net of shares assumed to have been purchased with the proceeds.

●

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Hong Kong and the PRC maintain their books and record in their respective local currencies, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective year:

	2010	2009
Year-end rates HK$: US$1 exchange rate	7.7647	7.7505
Annual average rates HK$: US$1 exchange rate	7.7544	7.7773
Year-end rates RMB: US$1 exchange rate	6.8361	6.8456
Annual average rates RMB: US$1 exchange rate	6.8383	6.8805

●

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

service is provided.

●

Stock-based compensation

The Company adopts ASC Topic 718, "Compensation - Stock Compensation" ("ASC 718"), using the fair value method. Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes option-pricing model and is recognized as expense over the appropriate service period.

For non-employee stock-based compensation, the Company adopts ASC Topic 505, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC 718.

●

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended March 31, 2010 and 2009, the Company operates in one reportable business segment in the PRC.

●

Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●

Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, advances from customers, amount due to a stockholder, accrued

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate at fair values. The carrying value of the Company’s promissory  note, notes payable, short-term and long-term borrowings approximate at fair value based on the current market conditions for similar debt instruments.

●

Recent accounting pronouncements

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2010, previous references to new accounting standards and literature are no longer applicable.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.

ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on general provision that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of March 31,
	2010	2009

Accounts receivable, trade
- Billed	$424,967	$171,406
- Accrued	2,038,974	-
	2,463,941	171,406
Less: allowance for doubtful accounts	(75,520)	(75,415)

Accounts receivable, net	$2,388,421	$95,991

For the years ended March 31, 2010 and 2009, the Company provided the allowance for doubtful accounts of $0 and $74,887, respectively.

Accrued accounts receivable represents revenue from the products that are delivered to and received by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.

INVENTORIES

Inventories consist of the followings:

	As of March 31,
	2010	2009

Raw materials	$458,222	$333,746
Work in progress	-	904
Finished goods	437,077	341,436
	895,299	676,086
Less: allowance for inventory obsolescence	(17,470)	(17,446)

Inventories, net	$877,829	$658,640

The Company did not record the allowance for slow-moving and obsolete inventories for the years ended March 31, 2010 and 2009.

6.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the followings:

	As of March 31,
	2010	2009

Plant and machinery	$2,383,039	$2,412,871
Furniture, fittings and office equipment	110,182	109,737
Motor vehicles	6,792	6,792
Foreign translation difference	32,749	33,867
	2,532,762	2,563,267
Less: accumulated depreciation	(1,015,797)	(749,989)
Less: foreign translation difference	(9,209)	(9,284)

Plant and equipment, net	$1,507,756	$1,803,994

Depreciation expense for the years ended March 31, 2010 and 2009 was $276,547 and $277,674, which included $255,473 and $256,784 in cost of revenue, respectively.

As of March 31, 2010 and 2009, certain plant and equipment with the net book value of $195,969 and $95,728, respectively, were pledged as securities in connection with the outstanding long-term borrowings, as described in more details in Note 9.

7.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2010	2009

Payroll and welfare payable	$49,686	$25,705
Accrued operating expenses	388,964	66,050
Value-added tax payable	307,029	1
	$745,679	$91,756

8.

SHORT-TERM BORROWINGS

In December 2010, the Company received short-term borrowings from several independent parties with an aggregate principal balance of $877,693, which were unsecured, non-interest bearing and repayable within the next twelve months. On May 5, 2010, the Company repaid short-term borrowings in full.

9.

LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

	As of March 31,
	2010	2009
Bank loans, payable to financial institutions in the PRC:

Equivalent to HK$0 (2009: HK$910,634) with interest rate at 9.5% (2009: 9.5%) per annum payable monthly, repayable by January 22, 2010	$-	$117,300
Equivalent to HK$226,125 (2009: HK$559,406) with interest rate at 5% (2009: 5%) per annum payable monthly, repayable by May 25, 2010	29,036	72,057
Equivalent to RMB0 (2009: RMB639,741) with interest rate at 10.15% -10.21% per annum payable monthly, repayable by October 31, 2009, pledged by property owned by related parties	-	93,453

Total	29,036	282,810

Less: current portion	(29,036)	(275,251)

Long-term borrowings, net of current portion	$-	$7,559

The aggregate long-term borrowings are jointly and severally guaranteed by certain related parties, the CEO / director of the Company, the Corporate Secretary / director of the Company, and a family relative and secured by certain plant and equipment of the Company with an aggregate net book value of $195,969 as of March 31, 2010 (2009: $95,728).

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.

PROMISSORY NOTE, RELATED PARTY

On December 10, 2009, the Company issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. In consideration for the Note, the Company agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 2.5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount is being amortized over the term of the Note using the effective interest method and the Company recognized $45,147 as non-cash interest expense for the year ended March 31, 2010. The unamortized debt discount as of March 31, 2010 was $28,730.

For the year ended March 31, 2010, the Company accrued $61,111 interest due to a related party in connection with the Note.

11.

NOTES PAYABLE, NET

(a)   Promissory note

On January 8, 2010, the Company issued a promissory note (the “Note”) with a principal amount of $150,000 in connection with a private sale of the Company’s common stock. The Note is non-interest bearing and payable on January 8, 2011. Interest is charged at a default rate of 18% per annum when the entire principal is not repaid in full at the maturity date.

(b)   Convertible notes payable

Pursuant to the Share Exchange, the Company assumed convertible notes payable in the amount of $160,000. The notes bear interest at the rate of 12% per annum. The notes were convertible into shares of the Company’s stock at any time at the option of the holder at 90% of the volume weighted average price of the stock for the 20 day trading period immediately preceding the date of conversion, subject to a floor price of $18.75 per share. The notes were due and payable June 30, 2009. The notes were in default. Subsequent to March 31, 2010, the Company entered into a Note Modification Agreement which agreed to reduce the outstanding balance to $150,000, reduced the interest rate to 6% per annum, fixed the conversion rate a $0.125 per share and extended the due date to March 31, 2011.

12.

AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2010 and 2009, the balance represented temporary advances made by a major stockholder and director, which was unsecured and interest-free. The repayment term is subject to the condition that the Company becomes profitable and has generated gross revenues of in excess of $30,000,000. Imputed interest on the balance is considered insignificant.

13.

STOCKHOLDERS’ EQUITY

(a)

Common stock

Prior to closing under the Share Exchange, the Company had a total of 298,379 shares of common stock issued and outstanding.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On January 8, 2010, the Company entered into a stock exchange transaction and issued an aggregate 58,055,000 shares of common stock.

As of March 31, 2010, the number of authorized, issued and outstanding shares of the Company’s common stock was 100,000,000 shares and 58,353,379 shares, respectively.

(b)

Private placement offering

On April 20, 2009, the Company executed a private placement of securities to certain accredited investors who subscribed to units (the “Units”) at a price of $0.125 per unit, consisting of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.25 per share, at any time during a period of 18 months. The Units were being offered on a “best efforts, part-or-none” basis subject to prior sale and the right of FTUS to withdraw, cancel, or modify the offering and to reject any order in whole or in part.

Upon the completion of a private placement, the investors subscribed to an aggregate of 10,180,000 units, consisting of 10,180,000 shares of the Company’s common stock and warrants to purchase an aggregate of 10,180,000 shares of its common stock at $0.25 per share. The gross cash proceeds from the private placement totaled $1,272,500 less estimated transaction cost of $145,000.

The Company valued the warrants at $0.02 per share, or $230,852, in accordance with ASC Topic 718, which was recorded as offering cost in additional paid-in capital in the accompanying consolidated financial statements for the year ended March 31, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	1.5
Volatility	79%
Risk free interest rate	1%
Dividend yield	0%

A summary of the status of the Company’s outstanding warrants as of March 31, 2010:

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of April 1, 2008 and 2009	-	$-	$-	$-

Warrants granted under private placement	10,180,000	0.25	0.25	0.125
Warrants granted under promissory note	2,000,000	0.25	0.25	0.125
Warrants cancelled	-	-	-	-

Balance as of March 31, 2010	12,180,000	$0.25	$0.25	$0.125

(c)

Common stock issued for services

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On November 16, 2009, the Company granted to its consultant 4,300,000 shares of common stock at a fair value of $0.125 per share. The Company recognized $537,500 as stock-based compensation at the fair value for the year ended March 31, 2010.

(d)

Treasury stock

On January 8, 2010, the Company completed a private purchase to acquire a total of 172,712 shares of AGSO’s common stock, or approximately 57.88% of the then issued and outstanding common stock of AGSO. These shares were purchased from a shareholder of AGSO, for a total purchase price of $350,000, including $200,000 paid in cash and $150,000 in lieu of a promissory note due and payable on or before January 8, 2011.

14.

INCOME TAXES

For the years ended March 31, 2010 and 2009, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended March 31,
	2010	2009
Tax jurisdictions from:
– Local	$(952,054)	$-
– Foreign, representing
- Hong Kong	(246,901)	(115,371)
- The PRC	276,960	(251,170)
(Loss) income before income taxes	$(921,995)	$(366,541)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The companies that operate in various countries: United States, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AGSO and FTUS are registered in the State of Colorado and are subject to the tax laws of the United States of America.

As of March 31, 2010, AGSO and FTUS incurred $952,054 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s operating subsidiary, FTHK is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the years ended March 31, 2010 and 2009 on the assessable income for its tax reporting years. As of March 31, 2010, FTHK incurred $720,419 of cumulative operating losses carryforwards available for income tax purposes at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

The Company’s subsidiary and VIE, Forboss and Shenzhen Fuwaysun are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), at a unified income tax rate of 25%. However, for entities operating in special economic zones that previously enjoyed preferential tax rates, the applicable tax rate is increased progressively to 25% over a 5-years’ period under a transitional policy.

Shenzhen Fuwaysun is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. Hence, Shenzhen Fuwaysun is entitled to income tax at a preferential tax rate of 15% over the transitional period under the New CIT Law.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from the operation in the PRC for the years ended March 31, 2010 and 2009 are as follows:

	Years ended March 31,
	2010	2009

Income (loss) before income taxes	$276,960	$(251,170)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	69,240	(62,793)

Effect of tax holiday	(38,774)	37,676
Effect of tax rate differential	(128,796)	-
Effect of non-taxable items	(48,298)	-
Effect of non-deductible items	125,256	12,303
Net operating losses	21,372	12,814
Income tax expense	$-	$-

During the year ended March 31, 2010, Shenzhen Fuwaysun entered into invoice agency agreement (the “Agreement”) with three counterparties in the PRC. Pursuant to the Agreement, these three counterparties agreed to issue the VAT invoices on behalf of Shenzhen Fuwaysun to its customers at a service fee of 3% on the invoiced value of sales, which fully covered the required taxes to the PRC tax authority. Approximately $3,454,545 of the Company’s revenue was invoiced by these counterparties to seven customers in 2010 fiscal year.

As of March 31, 2010, the PRC operation incurred $324,887 of cumulative operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2010 and 2009:

	As of March 31,
	2010	2009
Deferred tax assets:
Net operating losses carryforwards from:
- United States	$333,219	$-

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

- Hong Kong	118,869	92,549
- PRC	53,571	32,199
	505,659	124,748
Less: valuation allowance	(505,659)	(124,748)
Deferred tax assets	$-	$-

As of March 31, 2010, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $505,659 and $124,748 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended March 31, 2010, the valuation allowance increased by $380,911, primarily relating to net operating losses carryforwards.

15.

NET LOSS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, “Earnings Per Share” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  At March 31, 2010 and 2009, any equivalents would be anti-dilutive as we had losses for the years then ended.

16.

RELATED PARTY TRANSACTIONS

On December 10, 2009, the Company issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. In consideration for the Note, the Company issued a warrant to the director to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The relative fair value of the warrants of $73,877 was recorded as a debt discount, as described in more details in Note 10. For the year ended March 31, 2010, the Company accrued $61,111 interest due to a related party in connection with the Note.

For the year ended March 31, 2009, a major stockholder and director of the Company contributed certain plant and equipment to the Company at their fair values, based upon the valuation report issued by an independent third party PRC valuer, Shenzhen Yongxin Ruihe Asset Evaluation Ltd.

For the year ended March 31, 2009, certain long-term borrowings were guaranteed and pledged by the property owned by a director of the Company.

17.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary and VIE in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Forboss and Shenzhen Fuwaysun are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

employee benefits were $31,668 and $10,172 for the years ended March 31, 2010 and 2009, respectively.

18.

STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiary and VIE in the PRC is required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended March 31, 2010 and 2009, the Company did not make appropriation to the reserve due to its operating loss under the PRC GAAP.

19.

SEGMENT REPORTING

The Company operates in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of the identifiable long-lived assets of the Company are located in the PRC during the years presented.

(a)

Major products

Summarized financial information concerning the Company’s major products is shown in the following table for the years ended March 31, 2010 and 2009:

	Years ended March 31,
	2010	2009

Solar products	$4,084,907	$453,508
Plastic products	523,050	1,070,419
Total revenue, net	$4,607,957	$1,523,927

(b)

Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Years ended March 31,
	2010	2009
Revenue, net:
The PRC	$4,599,871	$1,451,486
Outside the PRC	8,086	72,441

Total revenue, net	$4,607,957	$1,523,927

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

20.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the year ended March 31, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$966,573	21%	$164,187
Customer D	749,926	16%	877,693
Customer E	639,388	14%	648,352
Customer F	596,301	13%	6,917
Total:	$2,952,188	64%	$1,697,149

For the year ended March 31, 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2009		March 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$376,607	25%	$28,035
Customer B	184,088	12%	-
Total:	$560,695	37%	$28,035

(b)

Major vendors

For the year ended March 31, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor C	$580,781	23%	$234,709
Vendor D	370,689	15%	182,753
Vendor E	319,624	13%	135,397
Total:	$1,271,094	51%	$552,859

For the year ended March 31, 2009, the vendor who accounts for 10% or more of the Company’s purchases and its

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2009		March 31, 2009
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$443,714	44%	$-
Vendor B	163,998	16%	-
Total:	$607,712	60%	$-

(c)

Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)

Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from promissory note, notes payable, short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the year-end, all of borrowings were at fixed rates. Interest rates and terms of repayment of the borrowings are disclosed in Note 8, 9, 10 and 11.

(e)

Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f)

Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

methods of taxation.

21.

COMMITMENTS AND CONTINGENCIES

The Company leases factories and premises under various non-cancelable operating leases in a term ranging from 2.5 years to 9.6 years, with fixed monthly rentals, expiring through January 2016. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $119,843 and $110,578 for the years ended March 31, 2010 and 2009.

As of March 31, 2010, future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

Years ending March 31:
2011	$117,771
2012	108,694
2013	96,772
2014	85,304
2015	54,912
Thereafter	10,303

Total:	$473,756

22.

SUBSEQUENT EVENTS

(a)

Conversion of notes to common stock

On April 29, 2010, the notes holders of the convertible notes payable exercised the option to purchase 1,200,000 shares of the Company’s common stock.

(b)

Amendment to Articles of Incorporation

On May 7, 2010, the Company filed Articles of Amendment to its Articles of Incorporation for the purpose of:

a.

Increasing the number of authorized shares of $0.001 par value common stock from 100,000,000 to 200,000,000 shares, and increasing the number of authorized shares of $0.001 par value preferred stock from 10,000,000 to 30,000,000 shares;

b.

Cancelling the designation of two classes of preferred stock consisting of 1,600,000 shares of Series A preferred stock 5,000,000 shares of Series B preferred stock, and returning such shares to the status of authorized but unissued shares of preferred stock; and

c.

Designating a new class of preferred stock consisting of 25,714,286 shares of Series AA Convertible Preferred Stock.

The amendment to the Articles of Incorporation increasing the number of authorized shares was proposed by the Board of Directors and approved by written consent of shareholders holding more than a majority of the currently issued and outstanding common stock.

AGRISOLAR SOLUTIONS, INC.

(Formerly V2K International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The amendment to the Articles of Incorporation cancelling the designation of two classes of preferred stock and designating a new class of preferred stock consisting of 25,714,286 shares of Series AA Convertible Preferred Stock was approved by the Board of Directors.

(c)

Change of fiscal year

On May 11, 2010, the Company made the determination to change its fiscal year. The determination was made without submission to a vote of securities holders and without amendment of the Registrant’s articles of incorporation or bylaws. The new fiscal year end is March 31.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2010, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the year ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2010, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Liang Chao Wei	46	Chairman of the Board and Chief Executive Officer (CEO)
Mo Xue Mei	39	Director and Company Secretary
Steven Clevett	47	Director
Stan Battat	65	Director
Glen Henricksen	50	Director
Arnold Tinter *	65	Chief Financial Officer

*  Subsequent to the end of the fiscal year, as of April 19, 2010, Mr. Tinter was appointed as the Company’s Chief Financial Officer

Biographical Information

Mr. Liang Chao Wei, age 46, is the Chairman of the Board and Chief Executive Officer.  Mr. Liang founded Shenzhen Fuway Plastic & Phenolic Product Manufacturory in 1999.  Prior to that, Mr. Liang has worked as material manager for WIK for 7 years, a German company based in the PRC.  In 2006, Mr. Liang founded Shenzhen Fuwaysun Technology co. ltd. for the research and development of solar based technologies.  Mr. Liang is a well-known entrepreneur in his community, he was awarded as the “excellent youth” of Shenzhen city in 1998 and in 2007 he became the entrepreneur association of Bao An district, Shenzhen.  Mr. Liang holds a degree of Electronic Engineering from ZhongShan University.  Mr. Liang is the spouse of Ms. Mo.

Ms. Mo Xue Mei, age 39, is the director and company secretary.  Ms. Mo graduated from Guangdong University in 1989 with a degree in electronic engineering. After that she worked as marketing manager for Chinese-based companies, mainly handling their overseas sales. She joined Shenzhen Fuway Plastic & Phenolic Product Manufacturory in 1999, mainly responsible for overall administrative affairs.  Ms. Mo is the spouse of Mr. Liang.

Mr. Steven Clevett, age 47, is a recognized leader in the energy sector with over two decades of commercial transaction experience acquiring, developing, financing and restructuring projects for both domestic and international clients, as well as leading a broad array of merger and acquisition activities on both the buy and sell side. His credentials include key management, development and project finance roles in dozens of large-scale power generation projects with an aggregate value in excess of $1.4 billion as well as several well-publicized energy sector mergers and acquisitions. Mr. Clevett currently serves as Executive Vice President of Premier Power Renewable Energy, Inc., a leading global integrator of large and small scale solar photovoltaic and thermal power systems to commercial, governmental and residential customers throughout North America and Europe.  The company trades on the OTC Bulletin Board under the symbol PPRW.OB.  Prior to joining Premier Power, Mr. Clevett served as President and Chief Executive Officer of the Optimira Energy Group a leading energy services company (ESCO). He held various positions within the Bechtel Enterprises Group; including director of corporate development at U.S. Generating Company and asset manager of on-site cogeneration projects for multinational industrials. Mr. Clevett started his career as an engineer for Hess Corporation at the St. Croix refinery. Mr. Clevett holds an M.B.A. from Rutgers Graduate School of Management and a Bachelor of Engineering from Stevens Institute of Technology.

Mr. Stan Battat, age 65, was appointed a director of the Registrant on November 2, 2009. Mr. Battat began sourcing products from Asia in the late 1970’s, starting in Korea, and later migrating to Taiwan and China.  Major products he has sourced include consumer electronics, car stereos, CCTV’s and battery operating products, specializing in batteries of all chemistries.  Through his sourcing activities, Mr. Battat became the largest supplier of batteries to the security and wheelchair industries and developed the largest independent sealed lead acid battery factory in China. Directly, or through third parties, Mr. Battat supplied products to numerous Fortune 500 companies, including Honeywell (worldwide), the US Navy, Sears, Home Depot, Radio Shack and Pride Mobility Scooters, and became the sole international sourcing agent for Universal Power Group (AMEX: UPG).  Mr. Battat completed various undergraduate work at University of Melbourne, Australia.

Mr. Glenn Henricksen, age 50, was appointed a director of the Registrant on December 29, 2009.  Mr. Henricksen is a founding partner of CIF Hong Kong Limited and Asia Technology Management (ATM), consulting firms that advise corporations, banks and non-bank financial institutions in the Asian and EMEA region. The consulting services include designing and implementing in-depth and best-practices policies and procedures in treasury management, investment management, credit and market risk management processes and preparing companies for equity and debt financing. Prior to founding CIF and ATM, Mr. Henricksen was employed by the African Development Bank to start its fixed rate investment unit. His responsibilities included liability measurement, asset allocation, and trade execution of the G7 fixed rate investment portfolio. Prior to that time, Mr. Henricksen was the Hong Kong based risk manager for Bear Stearns for all Asian derivative, credit and currency businesses. He also had global responsibilities for high-grade corporate bonds, convertible and asset swap books, and was responsible for negotiating and structuring workouts of derivative and debt exposures in the Asian market.  Prior to Bear Stearns, Mr. Henricksen was a principal with BlackRock Financial Management where he managed corporate bond and securitized asset portfolios.  Mr. Henricksen received a BS/MBA degree from State University of New York at Buffalo in 1982.  He is a US citizen, permanent resident of Hong Kong.

Mr. Arnold Tinter, age 64, as appointed as Chief Financial Officer of the Registrant on April 19, 2010, subsequent to the end of the fiscal year.  Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc, is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He has provided CFO services to Spicy Pickle Franchising, Inc., of Denver, Colorado, from 2006 to the present, where his responsibilities include oversight of all accounting functions including SEC reporting, strategic planning and capital formation.  From May 2001 to May 2003, he served as Chief Financial Officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.

Family Relationships

Liang Chao Wei, the Registrant’s Chairman and CEO, and Mo Xue Mei, a director and company Secretary of the Registrant, are married.  There are no other family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Not Applicable

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The Company’s chief executive officer and all other executive officers did not receive remuneration in excess of $100,000 during the fiscal years ended March 31, 2010 and 2009.  The total compensation paid to the Company’s chief executive officer was $67,270 and $38,574 per year for the fiscal year ended March 31, 2010 and the fiscal year ended March 31, 2009, respectively.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended March 31, 2010.

Employment Agreements

The Company has not entered into written employment agreements with any of its executive officers or directors.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Accordingly, no compensation was awarded to, earned by, or paid to any of our directors for their services rendered as directors for the fiscal year ended March 31, 2010 or for any prior fiscal year. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Liang Chao Wei (1) 13 Building, Jinyaun Industrial Zone, Hongtian, Shajing, Bao’an District Shenzhen City, Guangdong Province PRC	32,550,000(2)	55.78%
Common	Mo Xue Mei (1) 13 Building, Jinyaun Industrial Zone, Hongtian, Shajing, Bao’an District Shenzhen City, Guangdong Province PRC	32,550,000(2)	55.78%
Common	Steven Clevett(1) 201 Railroad Avenue #211 Easy Rutherford, NJ 07073	116,000	0.20%
Common	Stan Battat(1) 1290 Harbor Court Hollywood, CA 33019	2,916,000(3)	4.8%
Common	Glenn Henricksen(1) 30 Stubbs Rd., Hanae Villa GF North Happy Valley, HK	400,000(4)	0.68%
Common	Trueframe International Limited 13 Building, Jinyaun Industrial Zone, Hongtian, Shajing, Bao’an District Shenzhen City, Guangdong Province PRC	32,550,000	55.78%
Common	Arnold Tinter (5) 90 Madison, Suite 701 Denver, Colorado 80204	0	0%
Common	All Directors and Executive Officers as a Group (6 in number)	35,982,000	59.03%

(1)

The named person is an officer and/or a director of the Company.

(2)

Includes 32,550,000 shares owned by Trueframe International Limited, a BVI Company, of which Liang Chao Wei and Mo Xue Mei may be deemed to be the beneficial owner.

(3)

This figure includes Mr. Battat’s rights under two warrant agreements to acquire 2,400,000 shares of the Company’s common stock.

(4)

The figure includes Mr. Henricksen’s rights under a warrant agreement to acquire 200,000 shares of the Company’s common stock.

(5)

Mr. Tinter was appointed as the Company’s Chief Financial Officer as of April 19, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of March 31, 2010, the Company has an outstanding liability to its CEO, Liang Chao Wei, in the amount of $571,818, which represents temporary advances made by Mr. Liang to fund current operations. The advances are unsecured and interest-free.  Mr. Liang has agreed that no repayment of any portion of these temporary advances is required until the Company is profitable and has generated gross revenues of in excess of $30,000,000.

On December 10, 2009, the Company issued a promissory note in the principal amount of $500,000, together with interest in the amount of $100,000, to Mr. Stan Battat, who is a director of the Company.  The note is due and payable on May 10, 2010, unless extended by agreement of the parties.  In conjunction with issuance of the note, the Company also issued Mr. Battat a warrant to purchase a total of 2,000,000 shares of the Company’s common stock, at any time during the period of 5 years from the date of issuance, at an exercise price of $0.25 per share.

Prior to closing of the share exchange transaction between the Company and Fuwaysun Technology, Ltd., on January 8, 2010, Fuwaysun acquired control of the Company through the purchase of a total of 172,712 shares, or approximately 57.88%, of the then issued and outstanding common stock.  The shares were purchased from Lotus Holdings, LLC, a shareholder of the Company, for a total purchase price of $350,000, including $200,000 paid in cash and $150,000 through execution of a promissory note due and payable on or before January 8, 2011.

Except as described above, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

In accordance with the laws applicable to us, our directors are required to act honestly and in good faith with a view to our best interests. In the event that a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the meeting and abstain from voting for or against the approval of the matter in which he has a conflict.

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

Based upon the foregoing criteria, Steven Clevett, Stan Battat and Glenn Henricksen are deemed to be independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

ZYCPA Company Limited (“ZYCPA”) was the Company’s principal accountant for the fiscal year ended March 31, 2010, and Cordovano and Honeck LLP was the Company’s principal accountant for the fiscal year ended September 30, 2009.

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
9/30/2009	$53,750	-0-	-0-	-0-
3/31/2010	$110,000	-0-	-0-	-0-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
3.4	Articles of Amendment filed January 8, 2010 (3)
3.5	Articles of Amendment filed May 7, 2010 (4)
31.1*	Rule 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 15d-14(a) Certification of Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)

Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007

(2)

Filed as an exhibit to the registrant’s current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.

(3)

Filed as an exhibit to the registrant’s current report on Form 8-K dated January 8, 2010, file number 333-141201, filed January 11, 2010.

(4)

Filed as an exhibit to the registrant’s current report on Form 8-K dated May 7, 2010, file number 333-141201, filed May 12, 2010.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRISOLAR SOLUTIONS, INC.

Date: July 14, 2010	/s/ Liang Chao Wei
Liang Chao Wei, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liang Chao Wei	President, Chief Executive Officer and Director	July 14, 2010
Liang Chao Wei	(Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer	July 14, 2010
Arnold Tinter	(Principal Financial Officer)

/s/ Mo Xue Mei	Secretary and Director	July 14, 2010
Mo Xue Mei

/s/ Glenn Henricksen	Director	July 14, 2010
Glenn Henricksen

/s/ Stan Battat	Director	July 14, 2010
Stan Battat

/s/ Steven Clevett	Director	July 14, 2010
Steven Clevett