Form 10-Q
period 2010-06-30
AgriSolar Solutions, Inc.
filed 2010-08-16
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-141201

AGRISOLAR SOLUTIONS, INC

 (Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

90 Madison Street, Suite 701 Denver, CO 80206
(Address of principal executive offices)
303-329-3008
(Registrant’s telephone number, including area code)
1175 Osage, Suite 204, Denver, CO 80204
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [   ] Yes   [ X ] No

As of August 14, 2010, the Issuer had 59,553,379 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$383,599	$208,671
Accounts receivable, net	5,145,580	2,388,421
Inventories, net	1,224,610	877,829
Prepayments and other receivables	69,512	50,434
Total current assets	6,823,301	3,525,355

Non-current assets:
Intangible asset	9,618	7,500
Plant and equipment, net	1,444,848	1,507,756
TOTAL ASSETS	$8,277,767	$5,040,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,869,433	$634,164
Advances from customers	14,485	86,273
Short-term borrowings	441,917	877,693
Current portion of long-term borrowings	-	29,036
Income tax payable	166,503	-
Promissory note, related party	500,000	471,270
Notes payable	150,000	310,000
Amount due to a stockholder	591,369	571,818
Dividends payable	7,500	-
Accrued liabilities and other payables	1,184,735	745,679
Total liabilities	4,925,942	3,725,933

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 4,201,678 shares issued and outstanding as of June 30, 2010, $0.35 stated value	1,470,587	-
Common stock, 0.001 par value; 200,000,000 shares authorized; 59,553,379 and 58,353,379 shares issued and outstanding, respectively	59,553	58,353
Treasury stock, 172,712 common shares, at cost, respectively	(350,000)	(350,000)
Additional paid-in capital	3,921,397	3,322,757
Accumulated other comprehensive income	42,899	37,218
Accumulated deficit	(1,792,611)	(1,753,650)
Total stockholders’ equity	3,351,825	1,314,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,277,767	$5,040,611

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,
	2010	2009

Revenue, net	$2,934,897	$965,166

Cost of revenue (inclusive of depreciation)	(1,921,468)	(414,137)
Gross profit	1,013,429	551,029

Operating expenses:
Sales and marketing	(170,750)	(195,967)
General and administrative	(260,780)	(171,449)
Total operating expenses	(431,530)	(367,416)
Income from operations	581,899	183,613

Other income (expense):
Subsidy income	73,504	-
Interest income	125	14
Interest expense	(80,822)	(3,970)
Loss on extinguishment of debt	(440,000)	-

Total other expense, net	(447,193)	(3,956)

Income before income taxes	134,706	179,657

Income tax expense	(166,167)	-

NET (LOSS) INCOME	(31,461)	179,657

Dividends on preferred stock	(7,500)	-

Net income (loss) attributable to common shareholders	$(38,961)	$179,657

Other comprehensive (loss) income:
- Foreign currency translation gain	5,681	2,953
COMPREHENSIVE (LOSS) INCOME	$(33,280)	$182,610

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	59,180,046	43,575,000

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2010	2009

Net cash (used in) provided by operating activities	(837,501)	291,933

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,315)	(594)
Payments on intangible asset	(2,118)	-

Net cash used in investing activities	(17,433)	(594)

Cash flows from financing activities:
Advances from (repayment to) a director	19,551	(441,209)
Repayments of long-term borrowings	(29,036)	-
Repayments of short-term borrowings	(435,776)	(52,371)
Proceeds from private placement, net of expense	1,470,427	367,500

Net cash provided by (used in) financing activities	1,025,166	(126,080)

Effect of exchange rate changes in cash and cash equivalents	4,696	2,546

NET CHANGE IN CASH AND CASH EQUIVALENTS	174,928	167,805

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,671	8,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$383,599	$176,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,009	$3,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable into common stock	$160,000	$-
Loss on extinguishment of debt	$440,000	$-

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited financial statements of AgriSolar Solutions, Inc. at June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2010 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended March 31, 2010.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

AgriSolar Solutions, Inc (“AGSO” or the “Company”) was incorporated in the State of Colorado on March 13, 2006. On January 8, 2010, The Company changed its company name from “V2K International, Inc.” to its current name.

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

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of AGSO whereby FTUS is deemed to be the accounting acquirer (legal acquiree) and AGSO to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of FTUS, with the assets and liabilities, and revenues and expenses, of AGSO being included effective from the date of stock exchange transaction. AGSO is deemed to be a continuation of the business and operations of FTUS.

Description of its subsidiaries and VIE

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Company name	Place and date of incorporation	Particulars of issued / registered capital	Principal activities	Effective equity interest

1.	Fuwaysun Technology, Limited (“FTUS”)	The State of Colorado September 8, 2008	58,055,000 shares of its common stock, par value of $0.025	Investment holding	100%

2.	Fuwaysun Techonolgy (HK) Limited (“FTHK”)	Hong Kong, April 28, 2006	10,000 issued shares of HK$1 each	Trading of insect killer and plastic products	100%

3.	Forboss Solar (Shenzhen) Company Limited (“Forboss”)	The PRC, January 20, 2009	RMB500,000	Dormant	100%

4.	Shenzhen Fuwaysun Technology Company Limited (“Shenzhen Fuwaysun”)#	The PRC, January 16, 2006	RMB3,000,000	Design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products	-

#

represents variable interest entity (“VIE”)

AGSO and its subsidiaries and VIE are hereinafter collectively referred to as (“the Company”).

NOTE－3

GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended June 30, 2010, the Company has suffered from a continuous net loss of $31,461 and experienced negative cash flows from operations of $837,501 with an accumulated deficit of $1,792,611 as of that date. The continuation of the Company as a going concern through June 30, 2011 is dependent upon the continuing financial support from its stockholders and credit facility. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended June 30, 2010 and 2009.

Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Hong Kong and the PRC maintain their books and record in their respective local currencies, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective period:

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,
	2010	2009
Period-end HK$: US$1 exchange rate	7.7838	7.7504
Period average HK$: US$1 exchange rate	7.7738	7.7513
Period-end RMB: US$1 exchange rate	6.7886	6.8448
Period average RMB: US$1 exchange rate	6.8023	6.8399

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”, “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－5

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Net income (loss) per common share is computed in accordance with ASC Topic 260, Earnings Per Share which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  The Company had a net loss for the three-months ended June 30, 2010, and accordingly, any outstanding equivalents would be anti-dilutive.  There was no common stock equivalents during the three month period ended June 30, 2009.

NOTE－6

FAIR VALUE

Effective January 1, 2008, the Company adopted ASC Topic 825 Financial Instruments (“ASC 825”).  ASC

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

825 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820 Fair Value Measurement and Disclosures (“ASC 820”) applicable to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are not corroborated by market data.

The Company has identified the following as financial assets and liabilities:

Cash and cash equivalents

Accounts receivable, trade

Prepayments and other receivables

Accounts payable

Advances from customers

Short term borrowings

Current portion of long term debt

Notes payable

Promissory Notes, Notes payable to related parties, non-related parties and amounts due to stockholder

Accrued expenses and accrued dividends

At June 30, 2010 and March 31, 2010 the carrying amount of financial instruments approximated the fair value of those instruments.

NOTE－7

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

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	June 30, 2010	March 31, 2010

Accounts receivable, trade
- Billed	$2,473,893	$424,967
- Accrued	2,747,736	2,038,974
	5,221,629	2,463,941
Less: allowance for doubtful accounts	(76,049)	(75,520)

Accounts receivable, net	$5,145,580	$2,388,421

For the three months ended June 30, 2010 and 2009, the Company did not record the allowance for doubtful accounts.

Accrued accounts receivable represents revenue from the products that are delivered to and received by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable. The accrual results from delays in completion of required documentation.

NOTE－8

SHORT-TERM BORROWINGS

As of March 31, 2010, short-term borrowings represent the loan advances from an independent party with an aggregate principal balance of $441,917, which was unsecured, non-interest bearing and repayable within the next twelve months.

NOTE－9

RELATED PARTY TRANSACTIONS

Promissory Note

On December 10, 2009, the Company issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. Default interest is charged at 18% per annum when the entire principal is not repaid in full at the maturity date. In consideration for the Note, the Company agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 2.5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount is being amortized over the term of the Note using the effective interest method and the Company recognized $28,730 as non-cash interest expense for the three months ended June 30, 2010. The debt discount was fully amortized as of June 30, 2010.

As of June 30, 2010, the Note became due and the Company accrued $51,083 interest expense, including default interest during the fiscal quarter.

Amount Due to a Stockholder

As of June 30, 2010, the balance represented temporary advances made by a major stockholder and director, which was unsecured and interest-free. The repayment term is subject to the condition that the Company

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

becomes profitable and has generated gross revenues of in excess of $30,000,000. Imputed interest on the balance is considered insignificant.

NOTE－10

NOTES PAYABLE

Promissory Note

On January 8, 2010, the Company issued a promissory note (the “Note”) with a principal amount of $150,000 in connection with a private purchase of the Company’s common stock. The Note is non-interest bearing and payable on January 8, 2011. Interest is charged at a default rate of 18% per annum when the entire principal is not repaid in full at the maturity date.

Convertible Notes Payable

On April 29, 2010, the Company entered into a Note Modification Agreement which agreed to reduce the outstanding balance from $160,000 to $150,000, reduced the interest rate to 6% per annum, fixed the conversion price at $0.125 per share and extended the due date to March 31, 2011.

Concurrently, the notes holders exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the three months ended June 30, 2010.

NOTE－11

STOCKHOLDERS’ EQUITY

On May 7, 2010, the Company approved an amendment to its article of incorporation, as below:

(i)

increasing the number of authorized shares of $0.001 par value common stock from 100,000,000 to 200,000,000 shares, and increasing the number of authorized shares of $0.001 par value preferred stock from 10,000,000 to 30,000,000 shares;

(ii)

cancelling the designation of two classes of preferred stock consisting of 5,000,000 shares of Series A preferred stock 1,600,000 shares of Series B preferred stock, and returning such shares to the status of authorized but unissued shares of preferred stock; and

(iii)

designating a new class of preferred stock consisting of 25,714,286 shares of Series AA Convertible Preferred Stock.

Common Stock

On April 29, 2010, the notes holders of the convertible notes payable exercised the option to purchase 1,200,000 shares of the company’s common stock.

As of June 30, 2010, the number of authorized, issued and outstanding shares of the Company’s common stock was 200,000,000 shares and 59,553,379 shares, respectively.

Series AA Convertible Preferred Stock (“Series AA Preferred Stock”)

Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of AA Series Preferred Stock also are entitled to an annual dividend rate of 4% and

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of AA Series Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, AA Series Preferred Stock will be converted into one (1) common stock of the Company and one-half (1/2) warrant to purchase an additional share of common stock at a price of $0.7 per share in a period of 5 years, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.

On May 15, 2010, the Company offered a subscription of Series AA Preferred Stock up to a maximum of 17,142,857 shares at a price of $0.35 per share, on a “best efforts” basis. The Company issued 4,201,678 shares of Series AA Preferred Stock with the gross proceed of $1,470,587 whereby each Series AA Preferred Stock is convertible to one (1) share of common stock and (1/2) one-half warrant to purchase an additional share of common stock at a price of $0.7 per share, at any time during a period of 5 years. Under the subscription, the Company agreed to issue an additional number of shares equal to 25% of the number of AA Series Preferred Stock subscribed, when the Company does not achieve gross revenue of not less than $22,500,000 or net profit after tax of not less than $5,640,000 for the fiscal year ending March 31, 2011, as confirmed by the audit of the Company’s financial statements.  The Company is continuing to offer the Series AA Preferred Stock.

The Company measured 2,100,839 warrants at $0.1521 per share, or $319,000, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying condensed consolidated financial statements for the three months ended June 30, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	70%
Risk free interest rate	2%
Dividend yield	0%

A summary of the status of the Company’s outstanding warrants as of June 30, 2010:

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of April 1, 2010	12,180,000	$0.25	$0.25	$0.125

Warrants granted under subscription	2,100,840	0.7	0.7	0.152

Balance as of June 30, 2010	12,280,840	$0.25	$0.25	$0.125

In connection with the Series AA Preferred Stock, the Company recorded accrued dividends of $7,500 for the three months ended June 30, 2010

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－12

INCOME TAXES

For the three months ended June 30, 2010 and 2009, the United States and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended June 30,
	2010	2009
Tax jurisdictions from:
– United States	$(582,340)	$(54,530)
– Foreign representing:-
- Hong Kong	(37,278)	(46,777)
- The PRC	754,324	280,964
Income before income taxes	$134,706	$179,657

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

As of June 30, 2010, AGSO and FTUS incurred $1,534,394 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s operating subsidiary, FTHK is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the three months ended June 30, 2010 and 2009 on the assessable income for its tax reporting years. As of June 30, 2010, FTHK incurred $767,194 of cumulative operating losses carryforwards available for income tax purposes at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Shenzhen Fuwaysun is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Located in Special Economic Zone”. Hence, Shenzhen Fuwaysun is entitled to income tax at a preferential tax rate of 15% over the transitional period under the New CIT Law.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the three months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	2010	2009

Income before income taxes	754,324	280,964
Statutory income tax rate	$25%	$25%
Income tax expense at statutory rate	188,581	70,241

Effect of tax holiday	(22,630)	(41,896)
Effect of non-taxable items	-	(33,769)
Effect of non-deductible items	216	1,894
Net operating losses	-	3,530
Income tax expense	$166,167	$-

As of June 30, 2010, the PRC operation incurred $324,887 of cumulative operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2010 and March 31, 2010:

	June 30, 2010		March 31, 2010
Deferred tax assets:
Net operating losses carryforwards from:	$		$
- United States		537,038		333,219
- Hong Kong		126,759		118,869
- PRC		53,571		53,571
		717,368		505,659
Less: valuation allowance		(717,368)		(505,659)
Deferred tax assets		$-		$-

As of June 30, 2010 and March 31, 2010, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $717,368 and $505,659 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended June 30, 2010, the valuation allowance increased by $211,709, primarily relating to net operating losses carryforwards.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－13

SEGMENT REPORTING

The Company operates in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of the identifiable long-lived assets of the Company are located in the PRC during the years presented.

Major Products

Summarized financial information concerning the Company’s major products is shown in the following table for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010	2009

Solar products	$2,891,892	$862,853
Plastic products	43,005	102,313
Total revenue, net	$2,934,897	$965,166

Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended June 30,
	2010	2009
Revenue, net:
The PRC	$2,932,822	$957,658
Others	2,075	7,508

Total revenue, net	$2,934,897	$965,166

NOTE－14

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

Major Customers

For the three months ended June 30, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	$447,911	15%	$518,575
Customer F	322,248	11%	364,876
Total:	$770,159	26%	$883,451

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended June 30, 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

	Three months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$294,454	31%	$88,943
Customer B	233,694	24%	106,650
Customer C	161,920	17%	341
Customer D	133,282	14%	18,931
Total:	$823,350	86%	$214,865

Major Vendors

For the three months ended June 30, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor E	$471,270	24%	$419,995
Vendor A	355,399	18%	566,189
Vendor B	207,407	11%	217,055
Total:	$1,034,076	53%	$1,203,239

For the three months ended June 30, 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at year-end date, is presented as follows:

	Three months ended June 30, 2009		June 30, 2009
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$98,483	27%	$46,703
Vendor B	54,277	15%	22,780
Vendor C	49,387	13%	42,131
Vendor D	42,186	11%	47,971
Total:	$244,333	66%	$159,585

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－15

SUBSEQUENT EVENTS

The Company has evaluated all of its activity since the end of the reporting period and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Introduction

Through our operating affiliate, Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”), we are engaged primarily in the development, production and sale of solar products, including a solar insect killer and other products designed for agricultural and commercial use.  Our manufacturing facility is located in Shenzhen, PRC, and a substantial majority of our current sales and business operations are in China.

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

Corporate Structure

The Chart below depicts our anticipated corporate structure. As depicted below, the AgriSolar owns 100% of the capital stock of Fuwaysun Technology Ltd., a Colorado corporation (“Fuwaysun”) and  Fuwaysun owns 100% of the capital stock of Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”). At the present time, we do not  have a direct ownership interest in Shenzhen Fuwaysun.  However, through a series of contractual arrangements between FTHK and Shenzhen Fuwaysun and its shareholders, Shenzhen Fuwaysun is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.  We have agreements in place to acquire direct ownership of Shenzhen Fuwaysun, and are currently in the process of completing the administrative steps necessary to finalize the acquisition.  Upon completion of these steps, FTHK will own 100% of the capital stock of Forboss Solar (Shenzhen) Co., Ltd., a PRC corporation (“Forboss”), and Forboss will own 100% of  the capital stock of Shenzhen Fuwaysun, which will then be our operating subsidiary.

Current Operations

The Company is currently focused on the marketing and sale of its line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 40,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown.  Based on test results and reported results from many of these farms, the Company believes that its line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides

Critical Accounting Policies

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended June 30, 2010 and 2009.

Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Hong Kong and the PRC maintain their books and record in their respective local currencies, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective period:

	Three months ended June 30,
	2010	2009
Period-end HK$: US$1 exchange rate	7.7838	7.7504
Period average HK$: US$1 exchange rate	7.7738	7.7513
Period-end RMB: US$1 exchange rate	6.7886	6.8448
Period average RMB: US$1 exchange rate	6.8023	6.8399

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the “Codification”, “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Results of Operation for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three month periods ended June 30, 2010 and 2009.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Revenue:

Revenue for three months ended June 30, 2010 was $2,934,897, as compared to revenue of $965,166 for three months ended June 30, 2009, an increase of $1,969,731 (204%).  During the year ended March 31, 2010, three models of our line of solar insect killers was approved by the Ministry of Agriculture of the People’s Republic of China (“PRC”) and successfully became one of the items which were subsidized by the PRC government, thus the sales amount increased significantly. Moreover, we employed more sales agent to promote our products in different provinces that have approved our products.

Cost of revenue and gross profit:

Cost of revenue for the three months ended June 30, 2010, as a percentage of revenue, was 65.47% as compared to 42.91% for the three months ended June 39, 2009.  Our gross profit increased $462,400, from $551,029 for the three months ended June 30, 2009 to $1,013,429 for the three months ended June 30, 2010. As a percentage of revenue gross profit decreased from 57.09% for the three months ended June 30, 2009 to 34.53% for the three months ended June 30, 2010.  The decrease in our gross profit percentage is mainly due higher raw material pricing in 2010 as compared to 2009.  In addition, we reduced pricing and product samples as a sales incentive in 2010.  We anticipate an improvement in our gross profit as we take advantage of our ability to buy raw material in greater volume.

Operating expenses:

Operating expenses increased by $64,114 (17.45%) from $367,416 for the three months ended June 30, 2009 to $431,530 for the three months ended June 30, 2010.

Of our operating expenses, $170,750 and $195,967 represent selling expenses for the three months ended June 30, 2010 and 2009, respectively. The decrease of $25,217 (12.87%) is primarily due to decrease in promotional expenses.

General and administrative expenses represent $260,780 and $171,449, in 2010 and 2009 respectively.  The increase of $89,331 (52.10%) is primarily due to increased corporate overhead incurred by the United States parent company which includes consulting fees of $30,000, professional fees of $11,800 and transfer agent fees of $7,500.  The balance of the increase results from our increased activity.

Total other net expenses increased by $443,237 to $447,193 for the three months ended June 30, 2010 to

$3,956 for the three months ended June 30, 2009.  Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.  The Company received $73,504 for the three months ended June 30, 2010 and none for the three months ended June 30, 2009.  This amount was offset by the non-recurring loss on the extinguishment of debt.

On April 29, 2010, the Company entered into a Note Modification Agreement which agreed to reduce the outstanding balance from $160,000 to $150,000, reduced the interest rate to 6% per annum, fixed the conversion price at $0.125 per share and extended the due date to March 31, 2011.

Concurrently, the notes holders exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the three months ended June 30, 2010.

Interest expense increased, net of interest income, increased $76,741 to $80,697 for the three months ended June 30, 2010 to $3,956 for the three months ended June 30, 2009.  The increase results from higher borrowings during the three months ended June 30, 2010.

Our future business will be affected by our continuing ability to offer both environmentally friendly and cost effective solutions to insect control.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had working capital of $1,897,359 as compared to a working capital deficit of $200,578 at March 31, 2010.  The improved working capital results from an increase in sales activity in the three month period ended June 30, 2010.

On an ongoing basis our working capital is affected by our accounts receivable cycle that often extends to 90 days. The extended terms result primarily from the processing time required for subsidy payments by the government to be approved.

During the three months ended June 30, 2010 we used cash in operating activities of $837,501, as compared to cash provided by operations of $291,933 for the three months ended June 30, 2009.  For the three months ended June 30, 2010 we used cash of $17,433 for investing activities as compared to cash used for investing activities of $594 for the three months ended June 30, 2009.  Cash in the amount of $1,025,166 was provided from financing activities for the three months ended June 30, 2010 as compared to cash used of $126,080 for the three months ended June 30, 2009.

As of June 30, 2010, future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

Period ending June 30:
2011	$121,903
2012	106,819
2013	92,383
2014	85,783
2015	36,817
Thereafter	7,194

Total	$450,899

We anticipate that we will require additional working capital for various purposes, including payment of expenses associated with production and sale of our line of solar insect killer under the subsidy program of the PRC Ministry of Agriculture.   Based on initial purchase plan estimates received from 26 provinces, management is expecting significant orders of its solar insect killer in 2010 and beyond.  The expenses associated with a rapid increase in production include purchase of raw materials, payment of costs associated with hiring additional staff, and payment of costs associated with an increase in inventory.  We also intend to use working capital to improve the efficiency of the our production line and to pay marketing and development costs related to seeking to establish distribution channels for our products in markets outside of China, including particularly the US and South America.

The Company does not currently have any commitments to obtain working capital. However, we believe that the Company’s best option for raising working capital is through an equity offering and sale of our equity securities.

We are currently offering subscriptions of Series AA Preferred Stock up to a maximum of 17,142,857 shares at a price of $0.35 per share, on a “best efforts” basis.  The Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of AA Series Preferred Stock also are entitled to an annual dividend rate of 4% and payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of AA Series Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, AA Series Preferred Stock will be converted into one (1) common stock of the Company and one-half (1/2) warrant to purchase an additional share of common stock at a price of $0.7 per share in a period of 5 years, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.

During the three months ended June 30, 2010 the Company issued 4,201,678 shares of Series AA Preferred Stock with the gross proceed of $1,470,587.  We are continuing to offer the preferred stock.

Off-Balance Sheet Arrangements

At June 30, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the   controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRISOLAR SOLUTIONS, INC.

By:

/s/ Liang Chao Wei, Chief Executive Officer

Date:  August 16, 2010

By:     /s/ Arnold Tinter, Chief Financial Officer

Date:  August 16, 2010