Form 10-Q
period 2010-09-30
AgriSolar Solutions, Inc.
filed 2010-11-17
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

          [   ] Yes   [ X ] No

As of November 14, 2010, the Issuer had 59,553,379 shares of common stock issued and outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the six months ended September 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I-FINANCIAL INFORMATION

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$202,043	$208,671
Accounts receivable, net	8,027,964	2,388,421
Inventories, net	1,165,676	877,829
Prepayments and other receivables	75,070	50,434
Total current assets	9,470,753	3,525,355

Non-current assets:
Intangible asset	10,768	7,500
Plant and equipment, net	1,415,305	1,507,756
TOTAL ASSETS	$10,896,826	$5,040,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,674,854	$634,164
Advances from customers	707	86,273
Short-term borrowings	467,791	877,693
Short-term bank borrowings	746,480	-
Current portion of long-term borrowings	-	29,036
Income tax payable	118,327	-
Promissory note, related party	500,000	471,270
Notes payable	150,000	310,000
Amount due to a stockholder	767,835	571,818
Dividends payable	23,100	-
Accrued liabilities and other payables	1,545,109	745,679
Total liabilities	6,994,203	3,725,933

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 25,714,286 shares authorized, 5,101,750 shares issued and outstanding as of September 30, 2010, $0.35 stated value	1,717,952	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,553,379 and 58,353,379 shares issued and outstanding, respectively	59,553	58,353
Treasury stock, 172,712 common shares, at cost, respectively	(350,000)	(350,000)
Additional paid-in capital	3,921,557	3,322,757
Accumulated other comprehensive income	58,565	37,218
Accumulated deficit	(1,505,004)	(1,753,650)
Total stockholders’ equity	3,902,623	1,314,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,896,826	$5,040,611

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Revenue	$2,897,549	$719,196	$5,832,446	$1,684,362

Cost of revenue (inclusive of depreciation)	(1,897,390)	(471,812)	(3,818,858)	(885,949)

Gross profit	1,000,159	247,384	2,013,588	798,413

Operating expenses:

Operating expenses:
Sales and marketing	(231,002)	(257,918)	(401,752)	(453,885)
General and administrative	(507,251)	(226,137)	(768,031)	(397,586)

Total operating expenses	(738,253)	(484,055)	(1,169,783)	(851,471)

Income (loss) from operations	261,906	(236,671)	843,805	(53,058)

Other income (expense):
Subsidy income	-	6,313	73,504	6,313
Interest income	247	20	372	34
Interest expense	(8,675)	(5,090)	(89,497)	(9,060)
Loss on extinguishment of debt	-	-	(440,000)	-

Total other income (expense), net	(8,428)	1,243	(455,621)	(2,713)

Income before income taxes	253,478	(235,428)	388,184	(55,771)

Income tax credit (expense)	49,729	-	(116,438)	-

NET INCOME (LOSS)	303,207	(235,428)	271,746	(55,771)

Dividend on preferred stock	(15,600)	-	(23,100)	-

Net income (loss) attributable to common stockholders	287,607	(235,428)	248,646	(55,771)

Other comprehensive income:
- Foreign currency translation gain	15,666	142	21,347	3,095

COMPREHENSIVE INCOME (LOSS)	$303,273	$(235,286)	$269,993	$(52,676)

Net income (loss) per share – Basic	$0.00	$(0.01)	$0.00	$(0.00)
Net income (loss) per share – Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common stock outstanding – Basic	59,553,379	43,575,000	59,366,712	43,575,000
Weighted average common stock outstanding – Diluted	78,403,925	53,755,000	76,492,629	52,680,444

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2010	2009

Net cash used in operating activities	$(2,178,308)	$(112,521)

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,259)	-
Payments on intangible asset	(3,268)	(7,500)

Net cash used in investing activities	(60,527)	(7,500)

Cash flows from financing activities:
Advances from (repayment to) a director	196,017	(294,497)
Repayments of long-term borrowings	(29,036)	(89,412)
Proceeds from short term bank borrowings	746,480	-
Repayments of short-term borrowings	(409,902)	-
Proceeds from private placement, net of expense	1,717,952	1,222,500

Net cash provided by financing activities	2,221,511	838,591

Effect of exchange rate changes in cash and cash equivalents	10,696	1,787

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,628)	720,357

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,671	8,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,043	$729,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$6,484	$3,970

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividend on preferred stock	$23,100	-
Conversion of notes payable into common stock	$160,000	$-
Loss on extinguishment of debt	$440,000	$-

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series AA Preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of April 1, 2010	-	$-	58,353,379	$58,353	(172,712)	$(350,000)	$3,322,757	$37,218	$(1,753,650)	$1,314,678

Issuance of Series AA Preferred Stock, net of expenses of $67,660	5,101,750	1,717,952	-	-	-	-		-	-	1,717,952
Conversion of notes payable into common stock	-	-	1,200,000	1,200	-	-	598,800	-	-	600,000
Net income for the period	-	-	-	-	-	-	-	-	271,746	271,746
Dividend on preferred stock	-	-	-	-	-	-	-	-	(23,100)	(23,100)
Foreign currency translation adjustment	-	-	-	-	-	-	-	21,347	-	21,347
Balance as of September 30, 2010	5,101,750	$1,717,952	59,553,379	$59,553	(172,712)	$(350,000)	$3,921,557	$58,565	$(1,505,004)	$3,902,623

See accompanying notes to condensed consolidated financial statements

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited financial statements of AgriSolar Solutions, Inc. at September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2010 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended March 31, 2010.

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

For the six months ended September 30, 2010, the Company has experienced negative cash flows from operations of $2,178,308 with an accumulated deficit of $1,505,004 as of that date. The continuation of the Company as a going concern through September 30, 2011 is dependent upon the continuing financial support from its stockholders and credit facility. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended September 30, 2010 and 2009.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective period:

	Six months ended September 30,
	2010	2009
Period-end HK$: US$1 exchange rate	7.7582	7.7504
Period average HK$: US$1 exchange rate	7.7756	7.7512
Period-end RMB: US$1 exchange rate	6.6981	6.8376
Period average RMB: US$1 exchange rate	6.8068	6.8405

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

NOTE－5

NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and all dilutive securities potentially outstanding during the period, including convertible preferred stock and warrants. The Company has accrued a dividend on preferred stock of $15,600 and $23,100 for the three and six months ended September 30, 2010. The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

NOTE－6

FAIR VALUE

Effective January 1, 2008, the Company adopted ASC Topic 825 Financial Instruments (“ASC 825”). ASC 25 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Short term bank borrowings

Current portion of long term debt

Notes payable

Promissory Notes, Notes payable to related parties, non-related parties and amounts due to stockholder

Accrued expenses and accrued dividends

At September 30, 2010 and March 31, 2010 the carrying amount of financial instruments approximated the fair value of those instruments.

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

	September 30, 2010	March 31, 2010
Accounts receivable, trade
- Billed	$2,965,323	$424,967
- Accrued	5,139,717	2,038,974
	8,105,040	2,463,941
Less: allowance for doubtful accounts	(77,076)	(75,520)

Accounts receivable, net	$8,027,964	$2,388,421

For the three and six months ended September 30, 2010 and 2009, the Company did not record the allowance for doubtful accounts.

For the three and six months ended September 30, 2010, the Company wrote off the uncollectible accounts receivables totaling $162,492 and $162,492, respectively.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Accrued accounts receivable represents revenue from the products that are delivered to and received by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable. The accrual results from delays in completion of required documentation.

Up to the date of filing, approximately 87% of the accounts receivable was subsequently billed to the customers. The Company has also subsequently recovered approximately 10% of the accounts receivable as of September 30, 2010.

NOTE－8

SHORT-TERM BORROWINGS

As of September 30, 2010, short-term borrowings represent the loan advances from an independent party with an aggregate principal balance of $467,791, which was unsecured, non-interest bearing and repayable within the next twelve months.

NOTE－9

SHORT-TERM BANK BORROWINGS

In September 2010, the Company obtained a short-term loan borrowing of $746,480 (equivalent to RMB 5,000,000) from a PRC financial institution, due September 13, 2011, which was unsecured, carried interest at 115% of basic annual rate of the People’s Bank of China, monthly payable The borrowing is personally guaranteed by the major stockholder and director of the Company, Mr. Liang Chao Wei and its vendor namely JingYou Energy Technology Co., Ltd.

The effective interest rate is 6.1065% per annum for the six months ended September 30, 2010.

NOTE－10

RELATED PARTY TRANSACTIONS

Promissory Note

On December 10, 2009, the Company issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. Default interest is charged at 18% per annum when the entire principal is not repaid in full at the maturity date. In consideration for the Note, the Company agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 2.5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount is being amortized over the term of the Note using the effective interest method and the Company recognized $28,730 as non-cash interest expense for the six months ended September 30, 2010. The debt discount was fully amortized as of September 30, 2010.

The Company has reached a verbal agreement with the Note holder whereby the Note holder has agreed amend the terms of the Note, as follows: on or before December 10, 2010, $20,000 representing accrued interest will be paid; on or before April 30, 2011, $250,000 will be paid; and on or before December 31, 2011 the balance of principal and interest will be paid. The modification also sets the interest rate to ten percent per annum (10%). If the Company fails to pay the note when due a default interest rate of 18% will be charged. .

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Amount Due to a Stockholder

As of September 30, 2010, the balance represented temporary advances made by a major stockholder and director, which was unsecured and interest-free. The repayment term is subject to the condition that the Company becomes profitable and has generated gross revenues of in excess of $30,000,000.

NOTE－11

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

Concurrently, the notes holders exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the six months ended September 30, 2010.

NOTE－12

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

As of September 30, 2010, the number of authorized, issued and outstanding shares of the Company’s common stock was 200,000,000 shares and 59,553,379 shares, respectively.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Series AA Convertible Preferred Stock (“Series AA Preferred Stock”)

Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of common stock of the Company and one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years,

During the period ending September 30, 2010, the Company offered a subscription of Series AA Preferred Stock up to a maximum of 17,142,857 shares at a price of $0.35 per share, on a “best efforts” basis. The Company issued a total of 5,101,750 shares of Series AA Preferred Stock with the gross proceeds of $1,785,613.  Under the subscription, the Company agreed to issue an additional number of shares equal to 25% of the number of AA Series Preferred Stock subscribed, when the Company does not achieve gross revenue of not less than $22,500,000 or net profit after tax of not less than $5,640,000 for the fiscal year ending March 31, 2011, as confirmed by the audit of the Company’s financial statements.

In connection with this subscription, the Company issued 90,007 shares of warrants to the placement agents and measured their fair value at $0.5648 per share, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying condensed consolidated financial statements for the six months ended September 30, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	100%
Risk free interest rate	1.45%
Dividend yield	4%

The value of the warrants was considered to be a direct cost to this subscription and has been deducted from the proceeds of the sale of the Series AA Preferred stock, together with an additional $12,500 in cost associated with this subscription.  The net proceeds of $1,717,952 were recorded by the Company.

A summary of the status of the Company’s outstanding warrants as of September 30, 2010:

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of April 1, 2010	12,180,000	$0.25	$0.250	$0.125

Warrants granted under subscription to placement agent	90,007	$0.70	0.700	0.565

Balance as of September 30, 2010	12,270,007	$0.25 – 0.70	$0.253	$0.128

In connection with the Series AA Preferred Stock, the Company recorded an accrued dividend of $23,100 for the six months ended September 30, 2010.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－13

INCOME TAXES

For the six months ended September 30, 2010 and 2009, the United States and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended September 30,
	2010	2009

Tax jurisdictions from:
– United States	$(621,470)	$(159,050)
– Foreign representing:-
- Hong Kong	(77,592)	(108,612)
- The PRC	1,055,446	211,891

Income (loss) before income taxes	$356,384	$(55,771)

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

As of September 30, 2010, AGSO and FTUS incurred $1,573,523 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s operating subsidiary, FTHK is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the three months ended September 30, 2010 and 2009 on the assessable income for its tax reporting years. As of September 30, 2010, FTHK incurred $798,011 of cumulative operating losses carryforwards available for income tax purposes at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Shenzhen Fuwaysun is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. Hence, Shenzhen Fuwaysun is entitled to income tax at a preferential tax rate of 15%

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

over the transitional period under the New CIT Law. Shenzhen Fuwaysun is also entitled to the tax holiday at 50%-reduction in its preferential corporate income tax rate for the following three years, expiring through fiscal year 2012.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the six months ended September 30, 2010 and 2009 are as follows:

	Six months ended September 30,
	2010	2009
Income before income taxes	$1,055,446	$211,891
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	263,862	52,973
Effect of tax holiday	(148,104)	(10,595)
Effect of non-taxable items	-	(67,456)
Effect of non-deductible items	680	9,288
Net operating losses	-	15,790
Income tax expense	$116,438	$-

As of September 30, 2010, the PRC operation incurred $324,887 of cumulative operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
Deferred tax assets:
Net operating losses carryforwards from:
- United States	$550,733	$333,219
- Hong Kong	131,672	118,869
- PRC	53,571	53,571
	735,976	505,659
Less: valuation allowance	(735,976)	(505,659)
Deferred tax assets	$-	$-

As of September 30, 2010 and March 31, 2010, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $735,976 and $505,659 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended September 30, 2010, the valuation allowance increased by $230,317, primarily relating to net operating losses carryforwards.

NOTE－14

SEGMENT REPORTING

The Company operates in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of the identifiable long-lived assets of the Company are located in the PRC during the years presented.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Major Products

Summarized financial information concerning the Company’s major products is shown in the following table for the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009
Solar products	$2,758,955	$652,166
Plastic products	138,594	67,030
Total revenue, net	$2,897,549	$719,196

	Six months ended September 30,
	2010	2009
Solar products	$5,650,847	$1,515,019
Plastic products	181,599	169,343
Total revenue, net	$5,832,446	$1,684,362

Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended September 30,
	2010	2009
Revenue, net:
The PRC	$2,846,815	$693,956
Others	50,734	25,240
Total revenue, net	$2,897,549	$719,196

	Six months ended September 30,
	2010	2009
Revenue, net:
The PRC	$5,779,637	$1,651,614
Others	52,809	32,748
Total revenue, net	$5,832,446	$1,684,362

NOTE－15

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

Major Customers

For the three months ended September 30, 2010, one customer represented 10% or more of the Company’s revenue. This customer accounts for 16% of revenue amounting to $476,946 with accounts receivable of $655,410 as of September 30, 2010.

For the six months ended September 30, 2010, one customer represented 10% or more of the Company’s revenue. This customer accounts for 10% of revenue amounting to $599,765 with accounts receivable of $688,733 as of September 30, 2010.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended September 30, 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

		Three months ended September 30, 2009		September 30, 2009
Customers		Revenue	Percentage of revenue	Trade receivable
Customer C		218,569	30%	150,638
Customer D		228,992	32%	102,375
	Total:	$447,561	62%	$253,013

		Six months ended September 30, 2009		September 30, 2009
Customers		Revenue	Percentage of revenue	Trade receivable
Customer A		$350,511	21%	$-
Customer B		304,291	18%	57,155
Customer C		257,139	15%	150,638
Customer D		228,992	14%	102,375
	Total:	$1,140,933	68%	$310,168

# the customer represents the collective group of farmers in certain province in the PRC.

Major Vendors

For the three and six months ended September 30, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

		Three months ended September 30, 2010		September 30, 2010
Vendors		Purchases	Percentage of purchases	Trade payable
Vendor A		$430,535	31%	$960,710
Vendor B		262,916	19%	569,749
	Total:	$693,451	50%	$1,530,459

		Six months ended September 30, 2010		September 30, 2010
Vendors		Purchases	Percentage of purchases	Trade payable
Vendor A		$785,934	23%	$960,710
Vendor B		734,186	22%	569,749
Vendor C		337,671	10%	200,784
	Total:	$1,857,791	55%	$1,731,243

For the three months ended September 30, 2009, one vendor represented 10% or more of the Company’s purchases. This vendor accounts for 15% of purchase amounting to $41,981 with accounts payable of $17,984 as of September 30, 2009.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the six months ended September 30, 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at year-end date, is presented as follows:

		Six months ended September 30, 2009		September 30, 2009
Vendors		Purchases	Percentage of purchase	Trade payable
Vendor A		$140,464	21%	$17,984
Vendor B		81,276	12%	9,182
	Total:	$221,740	33%	$27,166

NOTE－16

GUARANTEES

As of September 30, 2010, Shenzhen Fuwaysun is contingently liable as guarantor with respect to the loans of $746,480 (equivalent to RMB5,000,000) to an unrelated third parties, JingYou Energy Technology Co., Ltd. (“JingYou”). The term of the guarantee is commenced from September 13, 2010 through September 2011. At any time from the date of guarantees, should JingYou fail to make their due debt payments, Shenzhen Fuwaysun will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Shenzhen Fuwaysun is required to make under the guarantee is $746,480 (equivalent to RMB 5,000,000).

NOTE－17

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

Introduction

Through our operating affiliate, Shenzhen Fuwaysun Technology Company Limited, a People’s Republic of China (“PRC”) corporation (“Shenzhen Fuwaysun”), we are engaged primarily in the development, production and sale of solar products, including a solar insect killer and other products designed for agricultural and commercial use.  Our manufacturing facility is located in Shenzhen, PRC, and a substantial majority of our current sales and business operations are in China.

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

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic molds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the fiscal year ended March 31, 2008, approximately 34.5% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 65.5% came from the business of manufacturing and supplying plastic injection parts and plastic molds. For the fiscal year ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic molds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic molds.  In the six month period ended September 30, 2010 less than 10% of revenues came from the business of manufacturing and supplying plastic injection parts and plastic molds.

Corporate Structure

The Chart below depicts our anticipated corporate structure. As depicted below, AgriSolar owns 100% of the capital stock of Fuwaysun Technology Ltd., a Colorado corporation (“Fuwaysun”) and Fuwaysun owns 100% of the capital stock of Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”).  At the present time, we do not have a direct ownership interest in Shenzhen Fuwaysun.  However, through a series of contractual arrangements between FTHK and Shenzhen Fuwaysun and its shareholders, Shenzhen Fuwaysun is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.  We have agreements in place to acquire direct ownership of Shenzhen Fuwaysun, and are currently in the process of completing the administrative steps necessary to finalize the acquisition.  Upon completion of these steps, FTHK will own 100% of the capital stock of Forboss Solar (Shenzhen) Co., Ltd., a PRC corporation (“Forboss”), and Forboss will own 100% of the capital stock of Shenzhen Fuwaysun, which will then be our operating subsidiary.

Current Operations

The Company is currently focused on the marketing and sale of its line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 50,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown.  Based on test results and reported results from many of these farms, the Company believes that its line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides

Critical Accounting Policies

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported.  Actual results may differ from these estimates.

Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company experienced no product returns and has recorded no reserve for sales returns for the three months and six months ended September 30, 2010 and 2009, respectively.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date.  Revenues and expenses are translated at average rates prevailing during the period.  The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective period:

	Six months ended September 30,
	2010	2009
Period-end HK$: US$1 exchange rate	7.7582	7.7504
Period average HK$: US$1 exchange rate	7.7756	7.7512
Period-end RMB: US$1 exchange rate	6.6981	6.8376
Period average RMB: US$1 exchange rate	6.8068	6.8405

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

Results of Operation for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

Results of Operation

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue:

Revenue for three months ended September 30, 2010 was $2,897,549, as compared to revenue of $719,196 for three months ended September 30, 2009, an increase of $2,178,353 (303%).  During the year ended March 31, 2010, three models of our line of solar insect killers was approved by the Ministry of Agriculture of the People’s Republic of China (“PRC”) and successfully became one of the items which were subsidized by the PRC government, thus the sales amount increased significantly. Moreover, we employed more sales agent to promote our products in different provinces that have approved our products.

Cost of revenue and gross profit:

Cost of revenue for the three months ended September 30, 2010, as a percentage of revenue, was 65.48% as compared to 65.60% for the three months ended September 30, 2009.  Our gross profit increased $752,775, from $247,384 for the three months ended September 30, 2009 to $1,000,159 for the three months ended September 30, 2010. As a percentage of revenue, gross profit remained relatively consistent for the three month periods ended September 30, 2010 and 2009.  We anticipate an improvement in our gross profit as we take advantage of our ability to buy raw material in greater volume.

Operating expenses:

Operating expenses increased by $254,198 (52.51%) from $484,055 for the three months ended September 30, 2009 to $738,253 for the three months ended September 30, 2010.

Of our operating expenses, $231,002 and $257,918 represent selling expenses for the three months ended September 30, 2010 and 2009, respectively. The decrease of $26,916 (10.44%) is primarily due to decrease in promotional expenses.

General and administrative expenses represent $507,251 and $226,137, in 2010 and 2009 respectively.  The increase of $281,114 (124.31%) is primarily due to a write off of bad debts from trade and nontrade receivables of approximately $200,000 and an increase in in salaries and benefits in the PRC.  In addition there was increased corporate overhead incurred by the United States parent company.

Total other net expenses were not significant for the three months ended September 30, 2010 and 2009.

Our future business will be affected by our continuing ability to offer both environmentally friendly and cost effective solutions to insect control.

Results of Operation for the Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.

Results of Operation

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue:

Revenue for six months ended September 30, 2010 was $5,832,446, as compared to revenue of $1,684,362 for six months ended September 30, 2009, an increase of $4,148,084 (246%).  During the year ended March 31, 2010, three models of our line of solar insect killers was approved by the Ministry of Agriculture of the People’s Republic of China (“PRC”) and successfully became one of the items which were subsidized by the PRC government, thus the sales amount increased significantly. Moreover, we employed more sales agent to promote our products in different provinces that have approved our products.

Cost of revenue and gross profit:

Cost of revenue for the six months ended September 30, 2010, as a percentage of revenue, was 65.48% as compared to 52.60% for the six months ended September 30, 2009.  Our gross profit increased $1,215,175 (152%), from $798,413 for the six months ended September 30, 2009 to $2,013,588 for the six months ended September 30, 2010. As a percentage of revenue, gross profit decrease from 47.40% for the six months ended September 30, 2009 to 34.52% for the six months ended September 30, 2010.  The change is primarily due to the product mix.  We anticipate an improvement in our gross profit as we take advantage of our ability to buy raw material in greater volume.

Operating expenses:

Operating expenses increased by $318,312 (37.38%) from $851,471 for the six months ended September 30, 2009 to $1,169,783 for the six months ended September 30, 2010.

Of our operating expenses, $401,752 and $453,885 represent selling expenses for the six months ended September 30, 2010 and 2009, respectively. The decrease of $52,133 (11.49%) is primarily due to decrease in promotional expenses resulting from a different product mix.

General and administrative expenses represent $768,031 and $397,586, in 2010 and 2009 respectively.  The increase of $370,445 (93.17%) is primarily due to a write off of bad debts from trade and nontrade receivable of approximately $200,000 and an increase in salaries and benefits in the PRC of approximately $115,000.  In addition there was increased corporate overhead incurred by the United States parent company.

On April 29, 2010, the Company entered into a Note Modification Agreement which agreed to reduce the outstanding balance from $160,000 to $150,000, reduced the interest rate to 6% per annum, fixed the conversion price at $0.125 per share and extended the due date to March 31, 2011.

Concurrently, the notes holders exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the six months ended September 30, 2010.

Interest expense increased by $80,437 (887.83%) from $9,060 for the six months ended September 30, 2009 to $89,497 for the six months ended September 30, 2010.  The increase results from higher borrowings during the six months ended September 30, 2010.

Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.  For the six months ended September 30, 2010 we received $73,504 as compared to $6,313 for the six months ended September 30, 2009.  The amounts are not determined by us.

Our future business will be affected by our continuing ability to offer both environmentally friendly and cost effective solutions to insect control.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had working capital of $2,476,550 as compared to a working capital deficit of $200,578 at March 31, 2010.  The improved working capital results from an increase in sales activity in the six month period ended September, 2010.

On an ongoing basis our working capital is affected by our accounts receivable cycle that often extends beyond 90 days. The extended terms result primarily from the processing time required for subsidy payments by the government to be approved.

During the six months ended September 30, 2010 we used cash in operating activities of $2,178,308. For the six months ended September 30, 2010 we used cash of $60,527 for investing activities.  Cash in the amount of $2,221,511 was provided from financing activities for the six months ended September 30, 2010.  This was composed primarily of $1,717,952 resulting from the issuance of our Series AA Preferred Stock and $503,559 of net proceeds from borrowings.

As of September 30, 2010, future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

Period ending September 30:
2011	$118,833
2012	107,196
2013	88,489
2014	86,817
2015	18,578
Thereafter	4,125
Total	$424,038

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

During the six months ended September 20, 2010 we offered subscriptions of Series AA Preferred Stock up to a maximum of 17,142,857 shares at a price of $0.35 per share, on a “best efforts” basis.  Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of common stock of the Company and one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

During the six months ended September 30, 2010 the Company issued 5,101,750 shares of Series AA Preferred Stock with the gross proceeds of $1,785,612 and expenses of $67,660 for net proceeds of $1,717,952.

Off-Balance Sheet Arrangements

At September 30, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2010, the Company issued 5,101,750 shares of Series AA Preferred Stock.  The gross proceeds from the sales was $1,785,612.  The net amount received was $1,717,952.

The Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of AA Series Preferred Stock also are entitled to an annual dividend rate of 4% and payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of AA Series Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of common stock of the Company and one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

A Placement Agent was used in this transaction.  The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

Regulation S-K Number	Exhibit
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRISOLAR SOLUTIONS, INC.

By:

/s/ Liang Chao Wei, Chief Executive Officer

Date:  November 17, 2010

By:     /s/ Arnold Tinter, Chief Financial Officer

Date:  November 17, 2010