Form 10-Q
period 2010-12-31
AgriSolar Solutions, Inc.
filed 2011-02-11
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

          [   ] Yes   [ X ] No

As of February 8, 2011, the Issuer had 59,553,379 shares of common stock issued and outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and nine months ended December 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine months ended December 31, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended December 31, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

PART I-FINANCIAL INFORMATION

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$829,564	$208,671
Accounts receivable, net	6,676,858	2,388,421
Inventories, net	1,345,242	877,829
Prepayments and other receivables	57,818	50,434
Total current assets	8,909,482	3,525,355
Non-current assets:
Intangible asset	10,768	7,500
Plant and equipment, net	1,343,119	1,507,756
TOTAL ASSETS	$10,263,369	$5,040,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,150,316	$634,164
Advances from customers	6,221	86,273
Short-term borrowings	-	877,693
Short-term bank borrowings	710,850	-
Current portion of long-term borrowings	-	29,036
Income tax payable	124,955	-
Promissory note, related party	500,000	471,270
Notes payable	150,000	310,000
Amount due to a stockholder	942,734	571,818
Dividends payable	35,358	-
Accrued liabilities and other payables	1,168,652	745,679
Total liabilities	5,789,086	3,725,933

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 10,000,000 shares authorized, 6,748,894 shares issued and outstanding as of December 31, 2010, $0.35 stated value	2,208,429	-
Series AAA Preferred stock, 10,000,000 shares authorized, none of shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,553,379 and 58,353,379 shares issued and outstanding, respectively	59,553	58,353
Treasury stock, 172,712 common shares, at cost, respectively	(350,000)	(350,000)
Additional paid-in capital	3,972,390	3,322,757
Accumulated other comprehensive income	107,640	37,218
Accumulated deficit	(1,523,729)	(1,753,650)
Total stockholders’ equity	4,474,283	1,314,678
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,263,369	$5,040,611

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Revenue, net	$1,790,117	$1,051,093	$7,622,563	$2,735,455

Cost of revenue (inclusive of depreciation)	1,196,478	717,966	5,015,336	1,603,915

Gross profit	593,639	333,127	2,607,227	1,131,540

Operating expenses:
Sales and marketing	275,674	122,483	677,426	576,368
General and administrative	291,051	999,306	1,059,082	1,390,579

Total operating expenses	566,725	1,121,789	1,736,508	1,966,947

Income (loss) from operations	26,914	(788,662)	870,719	(835,407)

Other income (expense):
Subsidy income	-	-	73,504	-
Interest income	113	49	485	83
Interest expense	(27,716)	(29,093)	(117,213)	(38,153)
Loss on extinguishment of debt	-	-	(440,000)	-

Total other expense, net	(27,603)	(29,044)	(483,224)	(38,070)

(Loss) income before income taxes	(689)	(817,706)	387,495	(873,477)

Income tax expense	(5,778)	-	(122,216)	-

NET (LOSS) INCOME	(6,467)	(817,706)	265,279	(873,477)

Dividend on preferred stock	12,258	-	35,358	-

Net (loss) income attributable to common stockholders	(18,725)	(817,706)	229,921	(873,477)

Other comprehensive income:
- Foreign currency translation gain	49,075	960	70,422	4,055

COMPREHENSIVE INCOME (LOSS)	30,350	(816,746)	300,343	(869,422)

Net (loss) income per share – Basic	$(0.00)	$(0.02)	$0.00	$(0.02)
Net (loss) income per share – Diluted	$(0.00)	$(0.02)	$0.00	$(0.02)

Weighted average common stock outstanding – Basic	59,553,379	43,575,000	59,428,935	43,575,000
Weighted average common stock outstanding – Diluted	80,401,582	54,199,444	77,688,042	53,186,778

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2010	2009

Net cash used in operating activities	$(1,802,259)	$(672,341))

Cash flows from investing activities:
Purchase of property, plant and equipment	(64,959)	(445)
Payments on intangible asset	(3,268)	(7,500)

Net cash used in investing activities	(68,227)	(7,945)

Cash flows from financing activities:
Advances from (repayment to) a stockholder	370,916	(641,031)
Repayments of long-term borrowings	(29,036)	(178,735)
Proceeds from short-term bank borrowings	710,850	-
(Repayments of) proceeds from short-term borrowings	(438,847)	877,552
Proceeds from promissory note	-	500,000
Proceeds from private placement, net of expenses	1,820,416	1,127,500

Net cash provided by financing activities	2,434,299	1,685,286

Effect of exchange rate changes in cash and cash equivalents	57,080	3,892

NET CHANGE IN CASH AND CASH EQUIVALENTS	620,893	1,008,892

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,671	8,779

CASH AND CASH EQUIVALENTS, END OF PERIOD	$829,564	$1,017,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$14,900	$18,833

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividend on preferred stock	$35,358	$-
Conversion of short-term borrowings to preferred stock	$438,846	$-
Conversion of notes payable into common stock	$160,000	$-
Loss on extinguishment of debt	$440,000	$-

See accompanying notes to condensed consolidated financial statements.

AGRISOLAR SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series AA Preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of April 1, 2010	-	$-	58,353,379	$58,353	(172,712)	$(350,000)	$3,322,757	$37,218	$(1,753,650)	$1,314,678

Issuance of Series AA Preferred Stock, net of expenses of $102,850	5,495,049	1,820,416	-	-	-	-	-	-	-	1,820,416
Issuance of warrants to placement agents in connection with Series AA Preferred Stock		(50,833)	-	-	-	-	50,833	-	-	-
Conversion of short-term borrowings to preferred stock	1,253,845	438,846	-	-	-	-	-	-	-	438,846
Conversion of notes payable into common stock	-	-	1,200,000	1,200	-	-	598,800	-	-	600,000
Net income for the period	-	-	-	-	-	-	-	-	265,279	265,279
Dividend on preferred stock	-	-	-	-	-	-	-	-	(35,358)	(35,358)
Foreign currency translation adjustment	-	-	-	-	-	-	-	70,422	-	70,422
Balance as of December 31, 2010	6,748,894	$2,208,429	59,553,379	$59,553	(172,712)	$(350,000)	$3,972,390	$107,640	$(1,523,729)	$4,474,283

See accompanying notes to condensed consolidated financial statements

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited financial statements of AgriSolar Solutions, Inc. at December 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2010 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended March 31, 2010.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

AgriSolar Solutions, Inc. (“AGSO” or the “Company”) was incorporated in the State of Colorado on March 13, 2006. On January 8, 2010, The Company changed its company name from “V2K International, Inc.” to its current name.

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

AGSO and its subsidiaries and variable interest entity (“VIE”) are hereinafter collectively referred to as (“the Company”).

NOTE－3

GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended December 31, 2010, the Company has experienced negative cash flows from operations of $1,802,259 with an accumulated deficit of $1,523,729 as of that date. The continuation of the Company as a going concern through December 31, 2011 is dependent upon the continuing financial support from its stockholders

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

and credit facility. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company experienced no product returns and recorded no reserve for sales returns for the nine months ended December 31, 2010 and 2009.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries and VIE in Hong Kong and the PRC maintain their books and record in their respective local currencies, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries and VIE whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company’s subsidiaries and VIE into US$ has been made at the following exchange rates for the respective period:

	Nine months ended December 31,
	2010	2009
Period-end HK$: US$1 exchange rate	7.78320	7.75510
Period average HK$: US$1 exchange rate	7.77136	7.75133
Period-end RMB: US$1 exchange rate	6.61180	6.83720
Period average RMB: US$1 exchange rate	6.76000	6.83901

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

NOTE－5

NET (LOSS) INCOME PER SHARE

Net (loss) income per common share is computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net (loss) income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the period. The Company has accrued a dividend on preferred stock of $12,258 and $35,358 for the three and nine months ended December 31, 2010. The dilutive effect of convertible securities shall be reflected in diluted net income per share by application of the if-converted method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to convertible preferred stock shall be added back to the numerator unless their effect is anti-dilutive.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

The Company has identified the following as financial assets and liabilities:

Cash and cash equivalents

Accounts receivable, net

Prepayments and other receivables

Accounts payable

Advances from customers

Short-term borrowings

Short-term bank borrowings

Current portion of long term borrowings

Notes payable

Promissory notes, Notes payable to related parties, non-related parties and amounts due to stockholder

Accrued expenses, other payables and accrued dividends

At December 31, 2010 and March 31, 2010 the carrying amount of financial instruments approximated the fair value of those instruments.

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

	December 31, 2010	March 31, 2010
Accounts receivable, trade
- Billed	$3,481,583	$424,967
- Accrued	3,273,357	2,038,974
	6,754,940	2,463,941
Less: allowance for doubtful accounts	(78,082)	(75,520)
Accounts receivable, net	$6,676,858	$2,388,421

For the three and nine months ended December 31, 2010 and 2009, the Company did not record an allowance for doubtful accounts.

For the three months ended December 31, 2010, the Company did not write off any accounts receivable.  For the nine months ended December 31, 2010 the Company wrote off accounts receivables totaling $161,004.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Accrued accounts receivable represents revenue from the products that are delivered to and received by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable. The accrual results from delays in completion of required documentation.

NOTE－8

SHORT-TERM BORROWINGS

For the nine months ended December 31, 2010, the Company repaid the short-term borrowings totaling $438,847 by cash. The Company also repaid certain short-term borrowing of $438,846 by converting into 1,253,845 shares of preferred stock at a price of $0.35 per share.

NOTE－9

SHORT-TERM BANK BORROWINGS

In September 2010, the Company obtained a short-term loan borrowing of $756,224 (equivalent to RMB 5,000,000) from a PRC financial institution, due September 13, 2011, which was unsecured, carried interest at 115% of basic annual rate of the People’s Bank of China, monthly payable. The borrowing is personally guaranteed by an officer and director of the Company and  a third party vendor of the Company.

The effective interest rate is 6.3335% per annum for the nine months ended December 31, 2010.

NOTE－10

RELATED PARTY TRANSACTIONS

Promissory Note

On December 10, 2009, the Company issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. Default interest is charged at 18% per annum when the entire principal is not repaid in full at the maturity date. In consideration for the Note, the Company agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 2.5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount is being amortized over the term of the Note using the effective interest method and the Company recognized $28,730 as non-cash interest expense for the nine months ended December 31, 2010. The debt discount was fully amortized as of December 31, 2010.

The Company has reached a verbal agreement with the Note holder whereby the Note holder has agreed to amend the terms of the Note, as follows: on or before February 28, 2011, $20,000 representing accrued interest will be paid; on or before April 30, 2011, $250,000 will be paid; and on or before December 31, 2011, the balance of principal and interest will be paid. The modification also sets the interest rate to ten percent per annum (10%). If the Company fails to pay the note when due a default interest rate of 18% will be charged.

Amount Due to a Stockholder

As of December 31, 2010, the balance represented temporary advances made by a stockholder and director to the Company, which was unsecured and interest-free. The repayment term is subject to the condition that the Company becomes profitable and has generated gross revenues of in excess of $30,000,000.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

Concurrently, the note holders exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the nine months ended December 31, 2010.

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

On December 9, 2010, the Company approved a further amendment to its article of incorporation, as below:

(i)

cancelling the designation of 15,714,286 shares of preferred stock as Series AA Convertible Preferred Stock, returning such shares to the status of authorized but unissued shares of preferred stock and reducing the number of authorized shares Series AA Convertible Preferred Stock from 25,714,286 shares to 10,000,000 shares; and

(ii)

designating a new class of preferred stock consisting of 10,000,000 shares of Series AAA Convertible Preferred Stock.

Common Stock

On April 29, 2010, the notes holders of the convertible notes payable exercised the option to purchase 1,200,000 shares of the Company’s common stock.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of December 31, 2010, the number of authorized, issued and outstanding shares of the Company’s common stock was 200,000,000 shares and 59,553,379 shares, respectively.

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

During the period ended December 31, 2010, the Company offered a subscription of Series AA Preferred Stock up to a maximum of 17,142,857 shares at a price of $0.35 per share, on a “best efforts” basis. The Company issued a total of 5,495,049 shares of Series AA Preferred Stock with the gross proceeds of $1,923,266. In addition, the Company issued an additional 1,253,845 shares of Series AA Preferred stock in exchange for the repayment of $438,845 of short-term borrowing. Under the subscription, the Company agreed to issue an additional number of shares equal to 25% of the number of AA Series Preferred Stock subscribed, when the Company does not achieve gross revenue of not less than $22,500,000 or net profit after tax of not less than $5,640,000 for the fiscal year ending March 31, 2011, as confirmed by the audit of the Company’s financial statements.

In connection with this subscription, the Company issued 90,007 warrants to the placement agents and measured their fair value at $0.5648 per share, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying condensed consolidated financial statements for the nine months ended December 31, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	100%
Risk free interest rate	1.45%
Dividend yield	4%

The value of the warrants was considered to be a direct cost to this subscription and has been deducted from the proceeds of the sale of the Series AA Preferred Stock, together with an addition of $102,850 in cost associated with this subscription. The net proceeds of $1,820,416 were recorded by the Company.

Series AAA Convertible Preferred Stock (“Series AAA Preferred Stock”)

Series AAA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held.  The holders of Series AAA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AAA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. However, the Series AAA Preferred Stock is subordinate to the Series AA Preferred Stock with respect to dividend rights and rights on liquidation.  At the option of the holders, each share of Series AAA Preferred Stock may be converted into one (1) share of common stock of the Company and one warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each warrant will then be convertible into one share of common stock at a price of $0.70 per share for a period of 3 years.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

A summary of the status of the Company’s outstanding warrants as of December 31, 2010:

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share
Balance as of April 1, 2010	12,180,000	$0.25	$0.250	$0.125
Warrants granted under subscription	90,007	0.70	0.700	0.565
Balance as of December 31, 2010	12,270,007	$0.25-0.70	$0.253	$0.128

In connection with the Series AA Preferred Stock, the Company recorded an accrued dividend of $35,358 for the nine months ended December 31, 2010.

NOTE－13

INCOME TAXES

For the nine months ended December 31, 2010 and 2009, the United States and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended December 31,
	2010	2009
Tax jurisdictions from:
– United States	$(641,610)	$(868,956)
– Foreign representing:-
- Hong Kong	(78,523)	(207,157)
- The PRC	1,107,628	202,636
Income (loss) before income taxes	$387,495	$(873,477)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The entities that operate in various countries: United States, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AGSO and FTUS are registered in the State of Colorado and are subject to the tax laws of the United States of America.

As of December 31, 2010, AGSO and FTUS incurred $1,593,664 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s operating subsidiary in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the nine months ended December 31, 2010 and 2009 on the assessable income for its tax reporting years. As of December 31, 2010, $798,940 of cumulative operating losses carryforwards is available for income tax purposes at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiary and VIE operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), at a unified income tax rate of 25%. However, for entities operating in special economic zones that previously enjoyed preferential tax rates at 15%, the applicable tax rate is increased progressively to 25% over a 5-years’ period under a transitional policy. The Company is entitled to the tax holiday at 50%-reduction in its preferential corporate income tax rate for the following three years, expiring through fiscal year 2012.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the nine months ended December 31, 2010 and 2009 are as follows:

	Nine months ended December 31,
	2010	2009
Income before income taxes	$1,107,628	$202,636
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	276,907	50,659
Effect of tax holiday	(155,067)	(30,395)
Effect of non-deductible items	376	(34,378)
Net operating losses	-	14,114
Income tax expense	$122,216	$-

As of December 31, 2010, the PRC operation incurred $487,009 of cumulative operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Deferred tax assets:
Net operating losses carryforwards from:
- United States	$557,782	$333,219
- Hong Kong	131,825	118,869
- PRC	53,571	53,571
	743,178	505,659
Less: valuation allowance	(743,178)	(505,659)
Deferred tax assets	$-	$-

As of December 31, 2010 and March 31, 2010, the Company has provided for a full valuation allowance against the aggregate deferred tax assets of $743,178 and $505,659 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended December 31, 2010, the valuation allowance increased by $237,519, primarily relating to net operating losses carryforwards.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－14

SEGMENT REPORTING

The Company operates in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of the identifiable long-lived assets of the Company are located in the PRC during the periods presented.

Major Products

Summarized financial information concerning the Company’s major products is shown in the following table for the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31,
	2010	2009
Solar products	$1,648,108	$821,491
Plastic products	142,009	229,602
Total revenue, net	$1,790,117	$1,051,093

	Nine months ended December 31,
	2010	2009
Solar products	$7,298,955	$2,336,510
Plastic products	323,608	398,945
Total revenue, net	$7,622,563	$2,735,455

Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended December 31,
	2010	2009
Revenue, net:
The PRC	$1,670,102	$1,017,894
Others	120,015	33,199
Total revenue, net	$1,790,117	$1,051,093

	Nine months ended December 31,
	2010	2009
Revenue, net:
The PRC	$7,449,739	$2,669,508
Others	172,824	65,947
Total revenue, net	$7,622,563	$2,735,455

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－15

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

Major Customers

For the three and nine months ended December 31, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date is presented as follows:

		Three months ended December 31, 2010		December 31, 2010
Customers		Revenue	Percentage of revenue	Trade receivable
Customer D		$491,550	27%	$-
Customer E		524,543	29%	281,115
	Total:	$1,016,093	56%	$281,115

		Nine months ended December 31, 2010		December 31, 2010
Customers		Revenue	Percentage of revenue	Trade receivable
Customer D		$1,063,596	14%	$-
Customer E		999,093	13%	281,115
	Total:	$2,062,689	27%	$281,115

For the three months ended December 31, 2009, one customer represented 10% or more of the Company’s revenue. This customer accounts for 80% of revenue amounting to $843,060 with accounts receivable of $0 as of December 31, 2009.

For the nine months ended December 31, 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date is presented as follows:

		Nine months ended December 31, 2009		December 31, 2009
Customers		Revenue	Percentage of revenue	Trade receivable
Customer A		$1,147,351	42%	$-
Customer B		358,598	13%	58,503
	Total:	$1,505,949	55%	$58,503

These customers represent the collective group of farmers in certain province in the PRC.

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Major Vendors

For the three and nine months ended December 31, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date is presented as follows:

		Three months ended December 31, 2010		December 31, 2010
Vendors		Purchases	Percentage of purchases	Trade payable
Vendor E		$348,168	33%	$1,104,680
Vendor F		119,473	11%	326,546
	Total:	$467,641	44%	$1,431,226

		Nine months ended December 31, 2010		December 31, 2010
Vendors		Purchases	Percentage of purchases	Trade payable
Vendor E		$1,134,102	25%	$1,104,680
Vendor F		853,659	19%	326,546
	Total:	$1,987,761	44%	$1,431,226

For the three and nine months ended December 31, 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at year-end date is presented as follows:

		Three months ended December 31, 2009		December 31, 2009
Vendors		Purchases	Percentage of purchase	Trade payable
Vendor A		$160,363	22%	$36,492
Vendor B		84,470	12%	18,957
Vendor D		111,372	15%	8,376
	Total:	$356,205	49%	$63,825

		Nine months ended December 31, 2009		December 31, 2009
Vendors		Purchases	Percentage of purchase	Trade payable
Vendor A		$300,858	22%	$36,492
Vendor B		165,764	12%	18,957
Vendor D		148,245	11%	8,376
	Total:	$614,867	45%	$63,825

NOTE－16

GUARANTEES

As of December 31, 2010, its operating VIE in the PRC (“Shenzhen Fuwaysun”) is contingently liable as guarantor with respect to the loans of $756,224 (equivalent to RMB5,000,000) to an unrelated third parties.  The term of the guarantee is commenced from September 13, 2010 through September 2011. At any time from the date of guarantees, should the third party fail to make their due debt payments, Shenzhen Fuwaysun will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The

AGRISOLAR SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

maximum potential amount of future payments that the Shenzhen Fuwaysun is required to make under the guarantee is $756,224 (equivalent to RMB 5,000,000).

NOTE－17

SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company issued an additional 477,311 warrant to the placement agents in connection with the Series AA Preferred Stock offering discussed in Note 12 above.  The warrants will be measured at their fair value at $0.5648 per share, in accordance with ASC Topic 718, and will be recorded as additional paid-in capital.

In addition the Company is currently offering subscriptions of Series AAA Preferred Stock up to a maximum of 5,714,285 shares at a price of $0.35 per share, on a “best efforts” basis.  The Company has not received any proceeds from the sale of these securities.

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

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic moulds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the fiscal year ended March 31, 2008, approximately 34.5% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 65.5% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  In the nine month period ended December 31, 2010 less than 10% of revenues came from the business of manufacturing and supplying plastic injection parts and plastic moulds.

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

Current Operations

The Company is currently focused on the marketing and sale of its line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 55,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown.  Based on test results and reported results from many of these farms, the Company believes that its line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides

Critical Accounting Policies

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported.  Actual results may differ from these estimates.

Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company experienced no product returns and has recorded no reserve for sales returns for the three months and nine months ended December 31, 2010 and 2009, respectively.

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

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective period:

	Nine months ended December 31,
	2010	2009
Period-end HK$: US$1 exchange rate	7.78320	7.75510
Period average HK$: US$1 exchange rate	7.77136	7.75133
Period-end RMB: US$1 exchange rate	6.61180	6.83720
Period average RMB: US$1 exchange rate	6.76000	6.83901

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Results of Operation for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.

Results of Operation

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue:

Revenue for three months ended December 31, 2010 was $1,790,117, as compared to revenue of $1,051,093 for three months ended December 31, 2009, an increase of $739,024 (70.3%).  During the year ended March 31, 2010, three models of our line of solar insect killers were approved by the Ministry of Agriculture of the People’s Republic of China (“PRC”) and successfully became items which are subsidized by the PRC government, thus the sales amount increased significantly. Moreover, we employed more sales agent to promote our products in different provinces that have approved our products.  The PRC government has extended the program under which the Company’s products have been approved for subsidy until 2020.

Cost of revenue and gross profit:

Cost of revenue for the three months ended December 31, 2010, as a percentage of revenue, was 66.8% as compared to 68.3% for the three months ended December 31, 2009.  Our gross profit increased $260,512, from $333,127 for the three months ended December 31, 2009 to $593,639 for the three months ended December 31, 2010. As a percentage of revenue, gross profit remained relatively consistent for the three month periods ended December 31, 2010 and 2009.  We anticipate an improvement in our gross profit as we take advantage of our ability to buy raw material in greater volume.

Operating expenses:

Operating expenses decreased by $555,064 (49.5%) from $1,121,789 for the three months ended December 31, 2009 to $566,725 for the three months ended December 31, 2010.

Of our operating expenses, $275,674 and $122,483 represent selling expenses for the three months ended December 31, 2010 and 2009, respectively. The increase of $153,191 (125%) is primarily due to increase in promotional expenses and commissions.

General and administrative expenses represent $291,051 and $999,306, in 2010 and 2009 respectively.  The decrease of $708,255 (70.9%) is primarily due to cost related to the merger and fund raising efforts in 2009.  Recurring cost are comparable on a year to year basis.  We anticipate increases in cost related to investor relations and compliance as a public company.

Total other net expenses were not significantly different for the three months ended December 31, 2010 and 2009.

Our future business will be affected by our continuing ability to offer both environmentally friendly and cost effective solutions to insect control.

Results of Operation for the Nine Months Ended December 31, 2010 Compared to the Nine Months Ended Dec ember 31, 2009.

Results of Operation

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Revenue:

Revenue for nine months ended December 31, 2010 was $7,622,563, as compared to revenue of $2,735,455 for nine months ended December 31, 2009, an increase of $4,887,108 (178%).  During the year ended March 31, 2010, three models of our line of solar insect killers was approved by the Ministry of Agriculture of the People’s Republic of China (“PRC”) and successfully became items which are subsidized by the PRC government, thus the sales amount increased significantly. Moreover, we employed more sales agent to promote our products in different provinces that have approved our products.  The PRC government has extended the program under which the Company’s products have been approved for subsidy until 2020.

Cost of revenue and gross profit:

Cost of revenue for the nine months ended December 31, 2010, as a percentage of revenue, was 65.8% as compared to 58.6% for the nine months ended December 31, 2009.  Our gross profit increased $1,475,687 (130%), from $1,131,540 for the nine months ended December 31, 2009 to $2,607,227 for the nine months ended December 31, 2010.  As a percentage of revenue, gross profit decrease from 41.4% for the nine months ended December 31, 2009 to 34.2% for the nine months ended December 31, 2010.  The change is primarily due to the product mix.  We anticipate an improvement in our gross profit as we take advantage of our ability to buy raw material in greater volume.

Operating expenses:

Operating expenses decreased by $230,439 (11.7%) from $1,966,947 for the nine months ended December 31, 2009 to $1,736,508 for the nine months ended December 31, 2010.

Of our operating expenses, $677,426 and $576,368 represent selling expenses for the nine months ended December 31, 2010 and 2009, respectively. The increase of $101,058 (17.5%) is primarily due to increase in promotional expenses and commissions.

General and administrative expenses represent $1,059,082 and $1,390,579, in 2010 and 2009 respectively.  The decrease of $331,497 (23.8%) is primarily due to the following:

•

a decrease in professional fees of approximately $186,000;

•

a decrease in expenses related to the merger of approximately $62,000;

•

an increase in bad debts from trade and nontrade receivable of approximately $200,000;

•

a decrease in travel and entertainment cost of approximately $407,000;

•

an increase in investor and public relations of approximately $106,000; and

•

an increase in other cost of approximately $17,500.

On April 29, 2010, the Company entered into a Note Modification Agreement pursuant to which it agreed to reduce the outstanding balance from $160,000 to $150,000, reduced the interest rate to 6% per annum, fixed the conversion price at $0.125 per share and extended the due date to March 31, 2011.

Concurrently, the notes holder exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the nine months ended December 31, 2010.

Interest expense increased by $79,060 (207%) from $38,153 for the nine months ended December 31, 2009 to $117,213 for the nine months ended December 31, 2010.  The increase results from higher borrowings during the nine months ended December 31, 2010 over the same period in 2009.

Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.  For the nine months ended December, 2010 we received $73,504 as compared to no subsidy for the nine months ended December 31, 2009.  The amounts are not determined by us.

Our future business will be affected by our continuing ability to offer both environmentally friendly and cost effective solutions to insect control.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had working capital of $3,120,396 as compared to a working capital deficit of $200,578 at March 31, 2010.  The improved working capital results from an increase in sales activity in the nine month period ended December 31, 2010.

On an ongoing basis our working capital is affected by our accounts receivable cycle that often extends beyond 120 days. The extended terms result primarily from the processing time required for subsidy payments by the government to be approved.

During the nine months ended December 31, 2010 we used cash in operating activities of $1,802,259. For the nine months ended December 31, 2010 we used cash of $68,227 for investing activities.  Cash in the amount of $2,434,299 was provided from financing activities for the nine months ended December 31, 2010.  This was composed primarily of $1,820,416 resulting from the issuance of our Series AA Preferred Stock and $613,883 of net proceeds from borrowings.

As of December 31, 2010, future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

Period ending December 31:
2011	$114,897
2012	104,688
2013	87,749
2014	75,179
2015	12,334
Thereafter	1,028
Total	$395,875

We anticipate that we will require additional working capital for various purposes, including payment of expenses associated with production and sale of our line of solar insect killer under the subsidy program of the PRC Ministry of Agriculture.   Based on initial purchase plan estimates received, management is expecting significant orders of its solar insect killer in 2011 and beyond.  The expenses associated with a rapid increase in production include purchase of raw materials, payment of costs associated with hiring additional staff, and payment of costs associated with an increase in inventory.  We also intend to use working capital to improve the efficiency of the our production line and to pay marketing and development costs related to seeking to establish distribution channels for our products in markets outside of China, including particularly the US and South America.

Our accounts receivables collections have been extremely slow, often extending from 120 to 180 days.  We have experienced significant collections subsequent to December 31, 2010 and we are adjusting our terms in 2011 to speed up our collections.

The Company does not currently have any commitments to obtain working capital. However, we believe that the Company’s best option for raising working capital is through an equity offering and sale of our equity securities.

During the nine months ended December 31, 2010 we offered subscriptions of Series AA Preferred Stock up to a maximum of 17,142,857 shares at a price of $0.35 per share, on a “best efforts” basis.  Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of common stock of the Company and one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

During the nine months ended December 31, 2010 the Company issued 5,495,049 shares of Series AA Preferred Stock with the gross proceeds of $1,923,266 and expenses of $102,850 for net proceeds of $1,820,416. In addition, the Company issued an additional 1,253,845 shares of Series AA Preferred stock in exchange for the repayment of $438,846 of short-term borrowing.

We are currently offering subscriptions of Series AAA Preferred Stock up to a maximum of 5,714,285 shares at a price of $0.35 per share, on a “best efforts” basis.  Series AAA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held.  The holders of Series AAA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AAA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. However, the Series AAA Preferred Stock is subordinate to the Series AA Preferred Stock with respect to dividend rights and rights on liquidation.  At the option of the holders, each share of Series AAA Preferred Stock may be converted into one (1) share of common stock of the Company and one warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each warrant will then be convertible into one share of common stock at a price of $0.70 per share for a period of 3 years.

Off-Balance Sheet Arrangements

At December 31, 2010 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2010, the Company issued 571,429 shares of Series AA Preferred Stock.  The gross proceeds from the sales was $200,000.  The net amount received was $166,550.

The Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AA Preferred Stock also are entitled to an annual dividend rate of 4% and payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of common stock of the Company and one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

A Placement Agent was used in this transaction.  The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business.

In addition, as previously report on Form 8-K dated December 13, 2010, the Company sold 1,075,715 shares of Series AA Convertible Preferred Stock (the “Shares”) in a private offering.  The Shares were sold for cash for an offering price of $0.35 per Share, and there were no underwriting discounts or commissions.  The total consideration received by the Company for sale of the shares was $376,500.

The Shares were sold in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The Company’s reliance on the exemption from registration provided by Regulation S was based on the fact that the Shares were sold in a private offshore transaction to a single investor who was not a US person.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

Regulation S-K Number	Exhibit
3.6	Articles of Amendment filed December 9, 2010 (1)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)  Incorporated by reference to the exhibit 3.6 in the registrant’s current report on Form 8-K filed on December 20, 2010

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRISOLAR SOLUTIONS, INC.

By:

/s/ Liang Chao Wei, Chief Executive Officer

Date:  February 11, 2011

By:     /s/ Arnold Tinter, Chief Financial Officer

Date:  February 11, 2011