Form 10-K
period 2011-03-31
AgriSolar Solutions, Inc.
filed 2011-07-14
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

AGRISOLAR SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-5614030
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

90 Madison Street, Suite 701, Denver, CO 80206
(Address of principal executive offices)
Registrant’s telephone number, including area code: 303-329-3008

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[  ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

[  ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter.  As of September 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $21,261,140.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 13, 2011, the Company had 63,755,057 shares of common stock issued and outstanding.

AGRISOLAR SOLUTIONS, INC.

PART I

ITEM 1.  BUSINESS.

Introduction

Through our operating affiliate, Shenzhen Fuwaysun Technology Company Limited, a Peoples Republic of China (“China” or “PRC”) corporation (“Shenzhen Fuwaysun”), we are engaged primarily in the development, production and sale of solar products, including a solar insect killer and other products designed for agricultural and commercial use.  Our manufacturing facility is located in Shenzhen, PRC, and a substantial majority of our current sales and business operations are in China.

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

On January 8, 2010, we acquired all of the issued and outstanding shares of Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation, in a share exchange transaction.  As a result of completion of this share exchange transaction, Fuwaysun, its wholly-owned subsidiary Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”) and Forboss Solar (Shenzhen) Co, Ltd, a PRC corporations, which is a wholly-owned subsidiary of FTHK, became our wholly-owned subsidiaries, and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”) became our operating affiliate.  In conjunction with this share exchange transaction, we changed our name to AgriSolar Solutions, Inc.

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

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic moulds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the fiscal year ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the fiscal year ended March 31, 2011, approximately 96% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 4% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  In the future, it is anticipated that a substantial majority of the revenues of Shenzhen Fuwaysun will be from production and sale of solar products.

Corporate Structure

As depicted below, AgriSolar owns 100% of the capital stock of Fuwaysun, Fuwaysun owns 100% of the capital stock FTHK and FTHK owns 100% of the capital stock of Forboss.  At the present time, we do not have a direct ownership interest in Shenzhen Fuwaysun.  However, through a series of contractual arrangements between FTHK, Shenzhen Fuwaysun and the shareholders of Shenzhen Fuwaysun, Shenzhen Fuwaysun is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.

Current Operations

We are currently focused on the marketing and sale of our line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 93,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown. Based on test results and reported results from many of these farms, we believe that our line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides.

Ministry of Agriculture Subsidy Program

Since 2004, the China Ministry of Agriculture has had a program in place to promote the development of modern agriculture by providing subsidies for purchase of approved agricultural machinery.  Six models of the Company’s line of solar insect killers have been approved by the Ministry of Agriculture, and are the only pest control products of their type which are currently approved for purchase under the terms of this subsidy program.

During calendar year 2010, the Ministry of Agriculture subsidy was 23 Billion RMB (approximately US$3.56 billion), and it is expected to be approximately 26 Billion RMB (approximately US $4.02 billion) for calendar year 2011.  Under the subsidy program, farmers submit requests for purchase of approved agricultural equipment to local government offices, and following approval, the government purchases the equipment on their behalf.

The six models of our line of solar insect killers which have been approved by the Ministry of Agriculture are as follows:

Model no.	Description	Allowance*	Retail Price*
FWS-DBL-0	portable solar insect killer	RMB 500.00 US$ 77.23	RMB 1550.00 US$239.42
FWS-DBL-1	solar insect killer (one bulb)	RMB 1,200.00 US$ 185.36	RMB 4,100.00 US$633.31
FWS-DBL-2	solar insect killer (two bulb)	RMB 2,000.00 US$ 308.93	RMB 6,800.00 US$1,050.37
FWS-SP-4	multifunctional portable sparking insect killer (one bulb)	RMB 380 – 450 US$ 58.73 – 69.55	RMB 1,550 US$ 239.57
FWS-SP05-12/1	intelligent sparking solar insect killer (one bulb)	RMB 1,500 US$ 239.57	RMB 5,800 US$ 896.45
FWS-SP05-12/2	intelligent sparking solar insect killer (two bulb)	RMB 2,200 US$ 340.03	RMB 7,800 US$ 1,205,56

*

US$ calculated at the rate of 6.47 RMB to 1 US$.

Under the subsidy program, the government establishes both an allowance price and a maximum retail price for each product.  The Company selects distributors and agrees to sell its products to them for the allowance price, which is the equivalent of the wholesale price.  The distributors, in turn, are responsible for contacting the local government offices, which are the final purchasers of the products under the subsidy program, and negotiating the final sales price.  When the government office completes the purchase transaction using subsidy funds, we receive the allowance price for each product sold, and the distributor retains the difference between the allowance price and the final negotiated purchase price.

Our profit margin from sales of our products generally ranges between 30% and 35%.  However, because of the large mark-up between the allowance price and the retail price, which is the maximum purchase price the government will pay for the products under the subsidy program, the potential profit margin for distributors is much larger than the Company’s profit margin.  As a result, distributors selected by the Company have a strong incentive to market the Company’s products.

Only agricultural products approved by the Ministry of Agriculture are eligible for purchase under the subsidy program. However, the program is administered by the local Department of Agriculture within each of the 32 areas in China which is designated as a province, an autonomous region or a municipality. As a result, in addition to Ministry of Agriculture approval, it is also necessary for the Company to obtain separate approval from the local Department of Agriculture in any geographical area in which it intends to make sales under the subsidy program.

During the fiscal year ended March 31, 2011, we were successful in selling our products under the subsidy program in 26 provinces, an increase from 5 provinces in the fiscal year ended March 31, 2010.

As of the date of this Annual Report on Form 10K, our products have been formally included for 2011 in the list of approved products for 29 provinces.

Installations

We previously completed significant testing on a variety of different types of crops through the process of installing approximately 7,000 units on various test farms throughout China. The testing was done on approximately 240 agricultural locations in 18 provinces throughout China.  The testing included row crops, dry land crops, orchards, and vineyards.  Test results proved that our products are effective on 85% to 90% of harmful insects.

In addition to the test units installed we have sold approximately 86,000 units.  We currently have a total of approximately 93,000 units of our solar insect killer product line installed on over 1,000 farms throughout China.

Future Plan of Operations

Fiscal Year Ending subsequent to March 31, 2011

During the fiscal year ending March 31, 2012, our primary focus will be on the manufacture and sale of our solar insect product line under the subsidy program established by the China Ministry of Agriculture.  In addition, we plan on expanding our distribution to countries other than China.

In 2010 we attended the American Farm Bureau Federation annual meeting in Seattle as well as the Ag Connect Expo in Orlando.  At these conferences, we had initial meetings with various potential distributors of our products and supplied product samples for testing purposes.  During the year ended March 31, 2011, we entered into two different distribution agreements.

In August 2010 we entered into an Exclusive Master Distribution Agreement (“North American Distribution Agreement”) which appoints a distributor (“US Distributor”) as the exclusive distributor for the territories of North America, Central America, the Caribbean Basin and South America.  Among other terms, under of the North American Distribution Agreement the US Distributor has the right to either purchase our products directly from us or to manufacture the products itself.  If the US Distributor manufactures the products itself we will receive a royalty payment of 5% on gross sales up to $5,000,000,

4% on gross sales from $5,000,001 to $10,000,000, and 3% on gross sales over $10,000,000.  In addition the minimum purchase requirement for the first 12 months of the North American Distribution Agreement is $1,000,000.  If the US Distributor fails to meet the minimum purchase requirement it has an additional 2 months to cure the default.  Should the distributor fail to cure the default we may terminate the North American Distribution Agreement.  The initial term of the North American Distribution Agreement expires April 30, 2019.  There are certain automatic renewal provisions if the US Distributor meets minimum increases during the initial term.

In June 2011 we entered in an International Distribution Agreement (“European Distribution Agreement”) which appoints a distributor (“European Distributor”) as the exclusive distributor for the territory of Europe defined as those states, except for Hungary and Russia, belonging to the Council of Europe.  If we do not appoint a distributor for Hungary by May 31, 2012, then Hungary will became part of the exclusive territory under the European Distribution Agreement.  Among other terms, under the European Distribution Agreement, there is no minimum purchase requirement for the year ending December 31, 2011 and a minimum purchase requirement of $1,000,000 for the year ending December 31, 2012.  If the European Distributor fails to meet the minimum purchase requirements we may, in our sole discretion, terminate the European Distribution Agreement.  The initial term of the European  Distribution Agreement is for 5 years.

We anticipate that we will begin making sales outside of China during the year ending March 31, 2012  One of the purposes of establishing distribution channels outside China is to eliminate the seasonality associated with the agriculture industry in China.  In addition we believe that there is a global market for our products and we can maximize our revenue by expanding outside of China.

Facilities and Manufacturing

Our production plant, which contains approximately 4,000 square meters, is located in Shenzhen, PRC, in a leased building. Our lease for these premises has a remaining term of 31 months with an option to extend at the end of the lease.  The current monthly rental rate is US$6,076 per month. The equipment in the manufacturing facility includes 28 plastic injection machines which are made by various manufacturers such as Toshiba, Mitsubishi, and Kawaguchi, and which are designed for mold strengths from 30 tons to 60 tons; 2 Mitsubishi precise Computer Numeric Control  machines which are used for making the with injection moulds, 4 precise Electrical Discharge Machining machines which are used for setting the precise shape and dimensions of products inside injection molds; 8 units precise milling machine; HI-TECH testing instruments, 5 separate production assembly lines, and 6 Tempo printing machines.

In addition we recently installed a production line for the manufacturing of our proprietary light bulb which was previously supplied by third party vendors.  The line consists of the following:

Description	Manufacturer – model
Automatic printing machine	Desen – DSP-1008
Surface mounting technology line	Samsung - cp40w
Reflow oven	Wandesheng – w8800-CF-C
Wave solder	Wandesheng – w300

The light bulb production line is in an anti-static /clean room and there are 15 employees assigned to this line.

The production process involves assembling finished products by combining components either manufactured by us or purchased from third parties. The components purchased from third parties include solar panels, batteries and iron ware.  We manufacture all other components used in assembling finished products, including the light bulbs and printed circuit boards which are proprietary components, as well plastic injection parts and cables.

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

Based on the current size and structure of our manufacturing facility, management estimates that we have the capacity to produce approximately 2,000 units per day of the insect killer product line using two production shifts per day. Based on this estimate, management believes that hawse have the capacity to increase sales to approximately $100 million per year using the existing production facility.  Accordingly, we believe that our production facilities are adequate for our current needs.

In the event we are able to raise sufficient working capital, of which there can be no assurance, management plans to spend a portion of the funds to upgrade the production lines used to manufacture its solar insect killer product line in order to make the production process more efficient.

Products

We have designed and developed a series of products we refer to as our “Sun No.1” series of products which are designed for agricultural usages.  These include a solar insect killer, solar mosquito killer, portable solar power supply system, solar bird repeller, solar mouse repeller and solar irrigation system. At the present time substantially all of our business operations are devoted to production, marketing and distribution of our line of solar insect killers.  It is anticipated that in the future, as management and financial resources become available, business operations will be expanded to focus on the production, marketing and sale of additional products in the Sun No. 1 series of products.

Our line of solar insect killers, is designed to attract and kill harmful insects which are active at night and is primarily intended for use to control insects in commercial agriculture areas as an alternative to use of agrochemicals.  The solar panel generates power to operate a specially designed light bulb which attracts insects and causes them to become disoriented.  When they become disoriented, the insects fall in a water container and are drowned.  Depending on its size, each unit is designed to cover an area of approximately 20 acres, and to last 7-10 years.  The cost to purchase and use the solar insect killer is substantially less than the cost of use of agrochemicals, and the solar insect killer has been shown to be more effective than use of agrochemicals in killing harmful insects.

As more fully described above under “Current Operations, six models of the Company’s line of solar insect killer have been approved by the China Ministry of Agriculture under its subsidy program for purchase of agricultural equipment.

Competition

We believe that competition for our line of solar insect killers is currently limited because they are unique. They are environmentally friendly in the sense that they are a cost effective and highly efficient alternative to use of insecticides, and also do not rely on electric power. As a result, they are currently the only product of their type approved for sale under the China Ministry of Agriculture subsidy program.

We estimate that the cost to use the cheapest insecticide available in China is approximately $9 per acre per month, including both the cost of the product and the cost of labor, and that the cost of herbal or organic insecticides used in organic farming is approximately $55 per acre per month. By comparison, we estimate that the cost of use of our line of solar insect killers is only approximately $1 per acre per year.  As a result, in addition to being environmentally friendly, we believe that there is also a substantial cost advantage available to farmers from use of the Company’s solar insect killer product line instead of insecticides.

Customers

At the present time, our primary focus is on the sale of our solar insect killer line of products under the subsidy program established by the China Ministry of Agriculture.  Under this program, agents and distributors purchase our products for immediate resale to the government, which is the final purchaser.

Although the our current focus is on sale of our solar insect killers to the agricultural users through the Ministry of Agriculture subsidy program, in the future we intend to seek to expand our customer base to include additional customers in China and in other parts of the world.

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

Once we are able to raise sufficient working capital, our plan is to take several steps to expand our marketing efforts.  This will include establishing local marketing offices in several provinces throughout China, increasing participation in international exhibitions and trade shows for solar products and agricultural products, and establishing contacts with local and international governmental agencies interested in reducing use of agrochemicals in agriculture, forestry and farming.  For example, in January, 2010, the Company was one of ten manufacturers invited by the Chinese Ministry of Agriculture to attend and have a booth at the American Farm Bureau Federation Annual Meeting and convention in Seattle, Washington.  During the year ended March 31, 2011 we attended theMACFRUT2010 show in Italy.

Employees

As of March 31, 2011, we had approximately 270 employees.  Approximately two thirds of our employees are engaged in production of our products.  The other employees are engaged in marketing, finance, quality control, research and development and administration. Most of our employees are based in the PRC.

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

Government Regulation

We are not subject to any requirements for governmental permits or approvals of any self-regulatory professional associations for the manufacture and sale of solar products. We are not subject to any other significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

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

We have limited funds and will require additional funds to fully execute our business plan which involves significant expansion of our business.  There is no assurance that funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.  To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If we are unable to obtain sufficient amounts of additional capital, we will be required to reduce the scope of our planned expansion, including reduction in planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We have a limited history of profitable operations and there is no assurance that we will be profitable in the future.

We have a limited history of profitable operations and no assurance that we will be profitable in the future. Our operations have been profitable for the Year ended March 31, 2011, but we experienced losses for the fiscal years ended March 31, 2010, 2009 and 2008.  However, our business is subject to risk and uncertainty, and our actual results of operation could vary substantially. As a result, there is no assurance that our operations will be in future periods, or that we will be able to continue as a going concern.

Our business is currently substantially dependent upon sales made under the China Ministry of Agriculture Subsidy Program. Any significant change in this subsidy program, or in our ability to sell our products under this program, would adversely affect our business and could cause it to fail.

The primary focus of our business operations is currently on the marketing and sale of our line of solar insect killers to the agricultural industry in China under a China Ministry of Agriculture subsidy program which provides subsidies for purchase of approved agricultural equipment (See “DESCRIPTION OF BUSINESS –– Ministry of Agriculture Subsidy Program”).  Any significant change in the ability of the Company to sell its products under this subsidy program, whether as a result of a change in the terms of the program, a reduction in the funding available for the program, a change in the process of approving products for sale under the program, or any other reason, would have a material adverse affect on our sales and on our ability to realize a profit from operations, and could cause our business to fail.

Accounts receivable represent a significant percentage of our assets and the failure to collect a significant portion of those receivables will affect our ability to continue our business without additional financing.

At March 31, 2011 accounts receivable accounted for approximately sixty-eight percent (68%) of the total assets.  Although we believe that we will collect all of our receivables, if we fail to collect a significant portion of those receivable we will need additional financing to continue with our business plan.

The majority of our sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  We have two types of receivables, billed and accrued. Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing and are presented on the balance sheets in the aggregate with accounts receivable. The accrual results from delays in completion of required documentation under the PRC governmental procedures.

Subsequent to March 31, 2011 we collected approximately $1,513,000 (20%) of the balance of the net accounts receivable and we billed approximately $1,012,000 (19%) of the accrued receivables.

Our receivables tend to be outstanding for extended periods of time. This results primarily from our customers aging of government subsidy payments.  We believe that our receivables are collectable albeit slowly.

Dividends accrue at the rate of 4% per annum on the Company’s outstanding shares of Series AA and Series AAA Preferred Stock.  Although the Company intends to fulfill its obligation to pay dividends on all outstanding shares of both Series AA and Series AAA Preferred Stock, there is no assurance that it will have sufficient funds to do so.

Dividends accrue at the rate of 4% per annum on our outstanding shares of Series AA and Series AAA Preferred Stock.  Accrued dividends are only payable when, as and if declared by the Board of Directors, and the Board is prohibited for declaring payment of any dividends in circumstances in which the payment of a dividend would make the Company insolvent or unable to pay our debts as they become due.  Our March 31, 2011 financial statements reflect a liability of $47,957 for payment of accrued dividends on the outstanding shares of Series AA and Series AAA Preferred Stock. We have every intention of fulfilling our commitment to pay cumulative dividends on outstanding shares of both Series AA and Series AAA preferred stock, but may not have sufficient revenue or net assets to do so.  In that event the value of the outstanding shares of preferred stock would be adversely affected.

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

We rely upon patents to protect our technology and intellectual property. We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technology and intellectual property, which currently includes more than 20 patents in the PRC on various solar products obtained by our CEO and assigned to us, and 2 patent filings in the US. We also take other steps to protect our technology and intellectual property including maintaining close cooperation with the property  bureau  of  the  Chinese  government,  requiring  our  engineers,  sales  agents  and  other  key employees to sign non-disclosure agreements, establishing a security system at our manufacturing facility to protect samples and technical documents, and the like. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the  non-disclosure  agreements,  or  produce  patents  that  would  materially  and  adversely  affect  our business, prospects, financial condition, and results of operations. We believe that our technology and intellectual property is not subject to any infringement actions based upon the patents of any third parties. However, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology and intellectual property could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on acceptable terms, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely almost entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we receive US dollars from this private placement offering of our securities and thereafter seek to convert those dollars into Renminbi in order to use them for our operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on either the Series AA Preferred Stock or the Series

AAA Preferred Stock or other shares, or for other business purposes, and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.  Since 2005, the PRC government has permitted the Renminbi to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in significant appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains  significant international pressure  on  the  PRC  government to  adopt  an  even  more  flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

We rely on contractual arrangements with our PRC operating affiliate and its shareholders for our PRC operations, which may not be as effective in providing operational control as direct ownership.  If we cannot maintain these arrangements, we may have to cease operations.

We rely on contractual arrangements with our PRC operating affiliate and its shareholders to operate our business in the PRC.  These contractual arrangements, which do not provide us with direct or indirect equity ownership in our PRC operating affiliate, may not be as effective in providing us with control over Shenzhen Fuwaysun as direct ownership.  Under the current contractual arrangements, if our PRC operating affiliate or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies available under PRC law, which may not be effective to allow us to maintain our business operations.  Additionally, these contractual arrangements are governed by PRC law and, accordingly, will be interpreted in accordance with PRC law, and any disputes would be resolved according to PRC legal procedures.  The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States.  As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements.  In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating affiliate, and our ability to conduct our business may be negatively affected.

Contractual arrangements entered into by our subsidiary and our PRC operating affiliate may be subject to scrutiny by the PRC tax authorities.  Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions entered into by our subsidiary and our PRC operating affiliate are found not to be on an arm’s-length basis or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

The contractual agreements that we have with our PRC operating affiliate may be determined to be a mechanism to circumvent the restriction of foreign ownership of a business in the PRC, and therefore could be determined to be unenforceable because they are against public policy.

We do not directly carry on any business operations due to PRC laws and do not have a direct ownership interest in Shenzhen Fuwaysun, our PRC operating affiliate.  However, through a series of contractual arrangements entered into between Shenzhen Fuwaysun and our subsidiary, FTHK we are able to: i) exert effective control over our PRC operating affiliate; ii) receive substantially all of the economic benefits derived from the business operations of our PRC operating affiliate; and iii) have an exclusive option to purchase all or part of the equity interests in our PRC operating affiliate. Notwithstanding the foregoing, there is a risk that these contractual agreements between Shenzhen Fuwaysun and our subsidiary FTHK, may be determined by a government agency in the PRC to be a mechanism to circumvent the restrictions on foreign ownership of a PRC business and therefore could be determined to be unenforceable because they are against public policy. If the agreements were determined to be void as against public policy, we would have no right to the economic benefits from the operations of our PRC affiliate, and we would have no other means of generating revenue.

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

Risks Relating to the Common Stock

Our executive officers beneficially own a majority of our outstanding common stock, which gives them the ability to effectively control virtually all corporate actions requiring shareholder approval.

Trueframe International Limited is the owner of 32,550,000 shares, or approximately 51.05% of our issued and outstanding common stock. Liang Chao Wei, our CEO, and his former spouse Mo Xue Mei, the Company’s Secretary, own a majority of the shares of Trueframe International Limited, and may be deemed to the beneficial owners of the shares of the Company held by Trueframe International Limited. The interests of the Company’s management may differ from the interests of other stockholders.  As a result, our executive management will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

Electing or defeating the election of directors;

Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

Effecting or preventing a merger, sale of assets or other corporate transaction; and

Controlling the outcome of any other matter submitted to the stockholders for vote.

Because AgriSolar became public by means of a share exchange, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with the fact that AgriSolar has become public through a share exchange transaction. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol AGSO.OB. However, the trading market is limited and is not a liquid market.  There is no assurance that a liquid market for our common stock will develop, and there is a possibility that even if a liquid trading market does develop for a period of time, that it may not be maintained.  Persons who purchase our common stock may have difficulty liquidating their investment because of the lack of a market or the difficulty in maintaining a market.

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

Our common stock may be deemed to be a “penny stock”, which would make it more difficult for investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.  The penny stock rules apply generally to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share.  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 PROPERTIES.

Our principal offices are located at 90 Madison Street, #701, Denver, Colorado 80206.  We do not have a lease on this space.

Our production plant, which contains approximately 4,000 square meters, is located in Shenzhen, PRC, in a leased building.  Our lease for these premises has a remaining term of 43 months, at a rental rate of US $6,076 per month, and includes an option to renew at the end of the lease.  These facilities are adequate for our current needs.  We are currently able to produce a maximum of approximately 2,000 units of our solar insect killer per day from these facilities with two production shift.

In addition to our production facility, we also lease property for a staff dormitory and canteen, and for sales offices in Shenzhen City and in Nanning City, Guangxi Province.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of ours and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Effective February 25, 2010, our common stock symbol as currently quoted on the OTC Bulletin Board (“OTCBB”)” was changed to “AGSO.OB” to reflect our name change to AgriSolar Solutions, Inc.  From December 17, 2009 through February 24, 2010, our common stock traded under the symbol “VTOKD.OB to reflect a reverse stock split of 1:125, and prior to December 17, 2009, our common stock traded under the symbol “VTOK.OB.”  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years ended March 31, 2011.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2010 Fiscal Year:
June 30, 2009	$0.000	$0.000
September 30, 2009	$0.875	$0.000
December 31, 2009	$0.875	$0.250
March 31, 2010	$0.875	$0.250

2011 Fiscal Year:
June 30, 2010	$0.650	$0.500
September 30, 2010	$0.810	$0.400
December 31, 2010	$0.740	$0.360
March 31, 2011	$0.550	$0.310

On March 31, 2011, the closing bid price for our stock was $0.426.

Holders.

As of March 31, 2011 there were 63,755,057 shares of common stock issued and outstanding held by a total of approximately 135 shareholders of record.

Dividends.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended March 31, 2011 or 2010.  The right of holders of common stock to receive dividends are subordinate to the rights of holders of Series AA and Series AAA Preferred Stock, but otherwise, there are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors. After payment of cumulative dividends on outstanding shares of Series AA and Series AAA Preferred Stock, the holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

On January 8, 2010, we acquired all of the issued and outstanding shares of Fuwaysun Technology, Ltd., (“Fuwaysun”), a Colorado corporation, in a share exchange transaction.  As a result of completion of this share exchange transaction, Fuwaysun, its wholly-owned subsidiary Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”) and Forboss Solar (Shenzhen) Co, Ltd, a PRC corporations, which is a wholly-owned subsidiary of FTHK, became our wholly-owned subsidiaries, and Shenzhen Fuwaysun Technology Company Limited, a PRC corporation (“Shenzhen Fuwaysun”) became our operating affiliate.  In conjunction with this share exchange transaction, we changed our name to AgriSolar Solutions, Inc.

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

After we completed the share exchange transaction with Fuwaysun, in order to acquire its business operations, and with the intent of focusing our business operations exclusively on the operations of Fuwaysun, we sold our interest in V2K Window Fashions, Inc., and V2K Technology, Inc., for nominal consideration to Lotus Holdings, LLC, a Colorado limited liability company, which is an entity controlled by the former officers and directors of the Company.

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

For the year ended March 31, 2011, we experienced negative cash flows from operations of $2,024,095 with an accumulated deficit of $1,669,623 as of that date. Our continuation as a going concern through March 31, 2012 is dependent upon the continuing financial support from our stockholders and credit facilities. We are currently pursuing additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our not being able to continue as a going concern.

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

Variable Interest Entity

Our subsidiary, FTHK through Shenzhen Fuwaysun operates its business in the PRC in the form of a VIE.

FTHK entered into a series of contractual arrangements with Shenzhen Fuwaysun.  Through the contractual arrangements, described below, we have control of Shenzhen Fuwaysun and the right to substantially all of the risks and rewards of ownership.

Agreements that provide us with effective control over Shenzhen Fuwaysun:

1.

Option Agreement, FTHK has the option to purchase all Shenzhen Fuwaysun’s assets and ownership at any time.

2.

Operating Agreement and Exclusive Consulting Services Agreement, FTHK is appointed as the exclusive service provider for Shenzhen Fuwaysun to provide business support and related consulting services. Shenzhen Fuwaysun agrees to pay a consulting and service fee equal to 100% of their net profits to FTHK.

3.

Pledge Agreement, Shenzhen Fuwaysun and its shareholders agreed to pledge their legal interest to FTHK as security for performance of the obligations of Shenzhen Fuwaysun under the Exclusive Consulting Services Agreement.

4.

Proxy Agreement, The shareholders of Shenzhen Fuwaysun agreed to irrevocably grant FTHK all of their voting rights as shareholders of Shenzhen Fuwaysun.

With the above agreements, FTHK demonstrates its ability to control Shenzhen Fuwaysun as the primary beneficiary and the operating results of the VIE was included in the consolidated financial statements for the years presented.

We believe that FTHK’s contractual arrangements with Shenzhen Fuwaysun are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements.

Our ability to control Shenzhen Fuwaysun also depends on the voting power obtained under the Proxy Agreement. As noted above, we believe this Proxy Agreement is legally enforceable but may not be as effective as direct equity ownership.

In addition, if the legal structure and contractual arrangements were found to be in violation of any existing PRC laws and regulations, the PRC government could, among other things:

•

revoke our business and operating licenses;

•

require us to discontinue or restrict operations;

•

restrict our right to issue the invoice and collect revenues;

•

block our websites;

•

require us to restructure the operations in such a way as to compel us to establish a new enterprise, re-apply for the necessary licenses or relocate our business, staff and assets;

•

impose additional conditions or requirements with which the Group may not be able to comply; or

•

take other regulatory or enforcement actions against us that could be harmful to our business

The imposition of any of these penalties may result in a material and adverse effect on our ability to conduct our business. In addition, if the imposition of any of these penalties causes us to lose the rights to direct the activities of Shenzhen Fuwaysun or the right to receive its economic benefits, we would no longer be able to consolidate Shenzhen Fuwaysun. We do not believe that any penalties imposed or actions taken by the PRC Government would result in the liquidation of the Company, FTHK or Shenzhen Fuwaysun.

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. Our products that are locally sold in the PRC are subject to VAT which is levied at the rate of 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales. We experienced returns of $627,253 during the year ended March 31, 2011.  We have recorded no additional reserve for sales returns for the years ended March 31, 2011.

Cost of revenue

Cost of revenue includes cost of raw materials, direct labor, packaging cost, depreciation and production overhead that are directly attributable to the manufacture of solar and other plastic products. Shipping and handling cost are recorded in sales and marketing expense and are recognized when the related product is delivered to the customer.

Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. The Company incurred advertising expense of $79,633 and $20,436 for the years ended March 31, 2011 and 2010, respectively.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “ Translation of Financial

Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the respective year:

	2011	2010
Year-end rates HK$: US$1 exchange rate	7.7887	7.7647
Annual average rates HK$: US$1 exchange rate	7.7754	7.7544
Year-end rates RMB: US$1 exchange rate	6.5701	6.8361
Annual average rates RMB: US$1 exchange rate	6.7179	6.8383

Stock-based compensation

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our statement of operations.

We use the Black-Scholes option pricing model (“Black-Sholes model”) to determine fair value.  The determination of fair value of shares-based payment awards on the grant using an option-pricing model is affected our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited tom our expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors.

Non-employee stock-based compensation is presented in accordance with the guidance ASC Topic 505, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, and long term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, payables and line of credit approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

Recent accounting pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

(References to 2011 refer to the fiscal year ended March 31, 2011 and references to 2010 refer to the fiscal year ended March 31, 2010.)

Revenue:

Revenue for 2011 was $9,874,727 as compared to revenue of $4,607,957 for 2010, an increase of $5,266,770 (114.3%).  During the year ended March 31, 2011, three models of our line of solar insect killers continued to be approved by the Ministry of Agriculture of the PRC and continued as items which were subsidized by the PRC government.  As the acceptance of our product grew in 2011 we sold our products into more provinces than in 2010.  Moreover, we continued to employ more sales agent to promote our products in different provinces.

Cost of revenue and gross profit:

Cost of revenue for 2011, as a percentage of revenue, was 67.91% as compared to 60.89% for 2010.  Our gross profit increased $1,366,673 from $1,802,091 in 2010 to $3,168,764 in 2011.  As a percentage of revenue, gross profit decreased from 39.11% in 2010 to 32.09% in 2010.  The decrease in our gross profit percentage is mainly due to an increase in raw material costs.  Our cash flow from operations was negative and as a result we could not take advantage of quantity discounts which would be available for larger orders of materials.  In addition we increase the number of employees involved in our production by approximately 100.  A portion of the increase is due to the learning curve associated with these new employees.

Operating expenses:

Operating expenses decreased $403,402 (15.57%) from $2,590,084 in 2010 to $2,186,682 in 2011.

Of our operating expenses, $833,813 and $802,352 represent selling expenses in 2011and 2010 respectively. The following is a breakdown of our selling expenses:

	2011	2010	Difference
Advertising	$79,633	$20,436	$59,197
Entertainment and promotion	19,521	514,201	(494,680)
Exhibitions	82,675	22,957	59,718
Salaries	56,490	31,609	24,881
Sales commissions	336,498	103,246	233,252
Service fees	139,522	33,634	105,888

Traveling	91,645	19,171	72,474
Other	27,829	57,098	(29,269)
	$833,813	$802,352	$31,461

We had a shift in our philosophy towards a more directed selling effort.  In 2010 our effort was to use general promotional efforts.  In 2011 we increased our direct advertising by $59,197.  We also enlarged our annual convention/exhibition in Shenzhen for our distributors, potential distributors, government officials, and distinguished members of the agricultural community.  Over 338 people attended the convention/exhibition in 2011.

Selling commissions increased $233,252 as a direct result of increased revenue.  Service fees increased $105, 888 also as a direct result of increased revenue.  Travel expenses increase as we were selling in more provinces that in 2010.

General and administrative expenses represent $1,352,869 and $1,787,732, in 2011 and 2010 respectively.  The decrease of $434,863 (24.32%) is primarily due to a number of factors as shown below:

	2011	2010	Difference
Salaries and benefits	$309,391	$187,231	$122,160
Bad debt	239,803	-	239,803
Professional fees	178,481	353,066	(174,585)
Travel	102,679	55,172	47,507
Research and development	101,427	37,882	63,545
Entertainment	89,794	68,912	20,882
Rent	57,822	62,302	(4,480)
Motor vehicle	54,104	36,612	17,492
Utilities	29,207	21,259	7,948
Depreciation	28,029	21,075	6,954
Stock related cost	17,310	-	17,310
Investor relations	11,890	-	11,890
Other office expenses	132,932	64,647	68,285
Stock based compensation	-	533,200	(533,200)
Write off and disposal of raw materials	-	246,172	(246,172)
Offering expenses	-	81,109	(81,109)
Loss on disposal of fixed assets	-	19,093	(19,093)
	$1,352,869	$1,787,732	$(434,863)

Salaries and benefits increased as a result of additional personnel.  As a result of increased activity we incurred bad debts which we did not experience in the prior year.  We anticipate that our experience will improve in 2012.  In 2010 our professional fees were exceptional high as a result of our reorganization and recapitalization.  We believe that these costs will continue at the present level.  Travel increased as more cost was incurred as a result of a full year relationship between PRC operations and U.S. organization.  Our increase in research and development resulted in introduction of additional products.  The increase in stock related cost and investor relations is a direct result of being a public company.

Other office expenses increased as a direct result of increased activity in conjunction with increased revenue.

In 2010 we wrote off or disposed of raw materials which we deemed to be worthless.  After evaluation of our current inventory we did not find any obsolete or unusable inventory.  In 2010 we incurred stock based compensation.  We had no stock based compensation in 2011.  In 2010 we incurred offering expenses that were not directly related to a specific offering.  In 2011 all of the offering cost incurred related to specific fund raising efforts and were offset against amounts raised.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had working capital of $3,817,347 as compared to a working capital deficit of $200,578 at March 31, 2010.  However the working capital at March 31, 2011 included accounts receivable of $7,565,075, broken down as follows.

Accounts receivable, trade
- Billed	$2,343,570
- Accrued	5,324,635
7,668,205
Less: allowance for doubtful accounts	(103,130)
Accounts receivable, net	$7,565,075

For the year ended March 31, 2011, we provided for an allowance for doubtful accounts of $24,012 and wrote off accounts receivable of $162,012.  There was no reserve or write offs for the year ended March 31, 2010.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under the governmental procedures.

Subsequent to March 31, 2011 we collected approximately $1,513,000 (20%) of the balance of the net accounts receivable and we billed approximately $1,012,000 (19%) of the accrued receivables.

Our receivables tend to be outstanding for extended periods of time.  This results primarily from our customers aging of government subsidy payments.  We believe that our receivables are collectable albeit slowly.

During the year ended March 31, 2011 we used cash in operating activities of $2,024,095, as compared to cash used in operations of $1,238,555 for the year ended March 31, 2010.  For the year ended March 31, 2011 we used cash of $84,482 for investing activities as compared to cash used for investing activities of $7,945 for the year ended March 31, 2010.  Cash in the amount of $3,071,915 was provided from financing activities for the year ended March 31, 2011 as compared to $1,443,040 for the year ended March 31, 2010.

At March 31, 2011, we had contractual obligations under various non-cancelable operating leases of approximately $392,459 of which $136,434 is due by March 31, 2012.

The aggregate minimum requirements under the non-cancelable leases at March 31, 2011 are as follows:

Years ending March 31:
2012	$136,434
2013	101,671
2014	87,749
2015	56,326
2016	10,279
Total:	$392,459

We anticipate that we will require additional working capital for various purposes, including payment of expenses associated with production and sale of our line of solar insect killer under the subsidy program of the PRC Ministry of Agriculture.   Based on initial purchase plan estimates received from 29 provinces, management is expecting significant orders of its solar insect killer in 2012.  The expenses associated with a rapid increase in production include purchase of raw materials, payment of costs associated with hiring additional staff, and payment of costs associated with an increase in inventory.  We also intend to use working capital to improve the efficiency of the our production line and to pay marketing and development costs related to seeking to establish distribution channels for our products in markets outside of China, including particularly the US and South America.

The Company does not currently have any commitments to obtain working capital. However, we believe that the Company’s best option for raising working capital is through an equity offering and sale of our equity securities.

We intend to begin selling our products outside of the PRC and to customers other than those that receive subsidy payment in the PRC.  This should result in improved cash flow from operating activities.

Summary March 31, 2011

Our need to raise additional equity or debt financing and our ability to generate cash flow from operations will depend on the timing of additional provinces within the PRC approving the subsidy payments for the purchase of our products and our ability to expand to new markets outside of the PRC.  If our working capital is insufficient to fund the implementation of our business plan we will be required to seek additional financing sooner than currently anticipated in order to proceed with our business goals.  In the event that we need additional capital and are unable to obtain it, we could be left without sufficient liquidity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AGRISOLAR SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Agrisolar Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Agrisolar Solutions, Inc. and its subsidiaries (“the Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the years ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of operations and cash flows for the years ended March 31, 2011 and 2010 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from negative operating cash flows and accumulated deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HKCMCPA COMPANY LIMITED

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

July 14, 2011

Agrisolar Solutions, Inc.

Consolidated Balance Sheets

March 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,241,620	$208,671
Accounts receivable, net	7,565,075	2,388,421
Inventories, net	715,828	877,829
Prepayments and other receivables	238,971	50,434
Total current assets	9,761,494	3,525,355
Non-current assets:
Intangible asset	10,768	7,500
Plant and equipment, net	1,320,434	1,507,756
Total assets	$11,092,696	$5,040,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$2,165,425	$634,164
Short-term borrowings	669,701	877,693
Current portion of long-term borrowings	-	29,036
Income tax payable	80,741	-
Promissory note, related party	500,000	471,270
Notes payable	100,000	310,000
Amount due to a stockholder	948,391	571,818
Dividends payable	47,957	-
Accrued liabilities and other payables	1,431,932	831,952
Total liabilities	5,944,147	3,725,933

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 10,000,000 shares authorized, 4,234,441 shares issued and outstanding as of March 31, 2011, $0.35 stated value	1,482,054	-
Series AAA Preferred stock, 10,000,000 shares authorized, 2,895,429 shares issued and outstanding as of March 31, 2011, $0.35 stated value	1,013,400	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 63,755,057 and 58,353,379 shares issued and outstanding, respectively	63,755	58,353
Treasury stock, 172,712 common shares, at cost, respectively	(350,000)	(350,000)
Additional paid-in capital	4,404,271	3,322,757
Statutory reserve	82,570	-
Accumulated other comprehensive income	122,122	37,218
Accumulated deficit	(1,669,623)	(1,753,650)
Total stockholders’ equity	5,148,549	1,314,678
Total liabilities and stockholders’ equity	$11,092,696	$5,040,611

See accompanying notes to consolidated financial statements.

Agrisolar Solutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended March 31, 2011 and 2010

	2011	2010

Revenue, net	$9,874,727	$4,607,957

Cost of revenue (inclusive of depreciation)	6,705,963	2,805,866

Gross profit	3,168,764	1,802,091

Operating expenses:
Sales and marketing	833,813	802,352
General and administrative	1,352,869	1,787,732
Total operating expenses	2,186,682	2,590,084

Income (loss) from operations	982,082	(787,993)

Other income (expense):
Interest income	496	308
Interest expense	(204,010)	(134,310)
Loss on extinguishment of debt	(440,000)	-
Total other expense, net	(643,514)	(134,002)

Income (loss) before income taxes	338,568	(921,995)

Income tax expense	(124,014)	-

Net income (loss)	214,554	(921,995)

Dividend on preferred stock	(47,957)	-

Net income (loss) attributable to common stockholders	166,597	(921,995)

Other comprehensive income:
Foreign currency translation gain	84,904	2,308

Comprehensive income (loss)	$251,501	$(919,687)

Net income (loss) per share – Basic	$0.00	$(0.02)
Net income (loss) per share – Diluted	$0.00	$(0.02)

Weighted average common shares outstanding – Basic	60,148,654	54,854,636
Weighted average common shares outstanding – Diluted	73,664,167	54,854,636

See accompanying notes to consolidated financial statements.

Agrisolar Solutions, Inc.

Consolidated Statements of Cash Flows

For The Years Ended March 31, 2011 And 2010

	2011	2010
Cash flow from operating activities
Net income (loss)	$214,554	$(921,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	283,829	276,547
Amortization of debt discount	28,730	45,147
Allowance for doubtful accounts	24,012	-
Accounts receivable write off	162,012	-
Loss on disposal of plant and equipment	-	19,092
Shares issued for services, non-cash	-	537,500
Loss on extinguishment of debt	440,000	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(5,362,678)	(2,292,430)
Inventories	162,001	(219,189)
Prepayments and other receivables	(188,537)	52,919
Accounts payable, trade	1,531,261	561,614
Income tax payable	80,741	-
Accrued liabilities and other payables	599,980	702,240
Net cash used in operating activities	(2,024,095)	(1,238,555)

Cash flows from investing activities:
Purchase of plant and equipment	(81,214)	(445)
Payments on intangible asset	(3,268)	(7,500)
Net cash used in investing activities	(84,482)	(7,945)

Cash flows from financing activities:
Advances from (repayment to) a stockholder	376,573	(608,379)
Repayments of long-term borrowings	(29,036)	(253,744)
Net proceeds from short-term borrowings	230,854	877,693
Proceeds from promissory note, related party	-	500,000
Repayment of notes payable	(50,000)	-
Purchase of treasury stock	-	(200,000)
Proceeds from private placement, net of expenses	2,543,524	1,127,500
Net cash provided by financing activities	3,071,915	1,443,040

Effect of exchange rate changes in cash and cash equivalents	69,611	3,352

Net change in cash and cash equivalents	1,032,949	199,892
Cash and cash equivalents, beginning of year	208,671	8,779
Cash and cash equivalents, end of year	$1,241,620	$208,671

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40,050	$-
Cash paid for interest	$133,516	$23,613

Non-cash investing and financing activities:
Dividend on preferred stock	$47,957	$-
Conversion of short-term borrowings to preferred stock	$438,846	$-
Conversion of notes payable into common stock	$160,000	$-
Conversion of preferred stock into common stock	$4,202	$-
Issuance of Series AA Preferred Stock pursuant to make good provision of offering	$590,529	$-
Note issued in connections with purchase of treasury stock	$-	$150,000

See accompanying notes to consolidated financial statements.

Agrisolar Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended March 31, 2011 and 2010

	Series AA Preferred stock		Series AAA Preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated other comprehensive	Statutory	Accumulated	Total stockholders’
	# shares	Amount	# shares	Amount	# shares	Amount	# shares	Amount	Capital	Income	Reserve	Deficit	Equity
Balance as of April 1, 2009 (restated)	-	-	-	-	43,575,000	$43,575	-	-	$1,758,658	$ 34,910	-	$ (831,655)	$1,005,488
Shares from recapitalization and reverse acquisition	-	-	-	-	298,379	298	-	-	(160,298)	-	-	-	(160,000)
Purchase of treasury stock	-	-	-	-	-	-	172,712	$(350,000)	-	-	-	-	(350,000)
Shares issued for private placement	-	-	-	-	10,180,000	10,180	-	-	1,117,320	-	-	-	1,127,500
Shares issued for service – non employees	-	-	-	-	4,300,000	4,300	-	-	533,200	-	-	-	537,500
Warrants granted for promissory note	-	-	-	-	-	-	-	-	73,877	-	-	-	73,877
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(921,995)	(921,995)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,308	-	-	2,308
Balance as of March 31, 2010	-	-	-	-	58,353,379	58,353	172,712	(350,000)	3,322,757	37,218	-	(1,753,650)	1,314,678
Issuance of Series AA Preferred Stock, net of expenses of $217,906	5,495,048	$ 1,923,266	-	-	-	-	-	-	(217,906)	-	-	-	1,705,360
Conversion of short-term borrowings to Series AA Preferred Stock,	1,253,846	438,846	-	-	-	-	-	-	-	-	-	-	438,846
Issuance of Series AA Preferred Stock pursuant to make good provision of offering	1,687,225	590,529	-	-	-	-	-	-	(590,529)	-	-	-	-
Issuance of Series AAA Preferred Stock, net of expenses of $175,236	-	-	2,895,429	$ 1,013,400	-	-	-	-	(175,236)	-	-	-	838,164
Conversion of Series AA Preferred Stock to common stock	(4,201,678)	(1,470,587)	-	-	4,201,678	4,202	-	-	1,466,385	-	-	-	-
Issuance of share for settlement of note payable	-	-	-	-	1,200,000	1,200	-	-	598,800	-	-	-	600,000
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	214,554	214,554
Dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(47,957)	(47,957)
Appropriation of statutory reserve	-	-	-	-	-	-	-	-	-	-	82,570	(82,570)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	84,904	-	-	84,904
Balance as of March 31, 2011	4,234,441	$ 1,482,054	2,895,429	$ 1,013,400	63,755,057	$63,755	172,712	$ (350,000)	$4,404,271	$ 122,122	$ 82,570	$(1,669,623)	$5,148,549

See accompanying notes to consolidated financial statements.

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

Note 1.  Organization and Business Background

AgriSolar Solutions, Inc. (“We” “Us” “AGSO” or the “Company”) was incorporated in the State of Colorado on March 13, 2006. On January 8, 2010, we changed our name from “V2K International, Inc.” to our current name.

Through our variable interest entity, Shenzhen Fuwaysun Technology Company Limited, a Peoples Republic of China (“PRC”) corporation (“Shenzhen Fuwaysun”), we are engaged primarily in the development, production and sale of solar products, including a solar insect killer and other products designed for agricultural and commercial use.  Our manufacturing facility is located in Shenzhen, PRC, and a substantial majority of our current sales and business operations are in China.

Reorganization and recapitalization

On January 8, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fuwaysun Technology, Ltd (“FTUS”). Pursuant to the terms of the Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of common stock in FTUS, in exchange for the issuance of an aggregate of up to 58,055,000 shares of our common stock to the shareholders of FTUS, thereby causing FTUS to become a wholly-owned subsidiary of the Company (the “Share Exchange”). As a result of the Share Exchange, the former shareholders of FTUS own 99.5% of the issued and outstanding shares of the Company. In connection with the Share Exchange, all of the Company’s former directors and officers resigned from their positions and we appointed a new chairman of the Board of Director and Chief Executive Officer.

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

AGSO and our subsidiaries and variable interest entity (“VIE”) are hereinafter collectively referred to as (“We” “Us” “AGSO” or the “Company”).

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Description of its subsidiaries and VIE

	Company name	Place and date of incorporation	Particulars of issued / paid registered capital	Principal activities	Effective equity interest

1.	Fuwaysun Technology, Ltd (“FTUS”)	The State of Colorado September 8, 2008	58,055,000 shares of its common stock, par value of $0.025	Investment holding	100%

2.	Fuwaysun Technology (HK) Limited (“FTHK”)	Hong Kong, April 28, 2006	10,000 issued shares of HK$1 each	Trading of insect killer and plastic products	100%

3.	Forboss Solar (Shenzhen) Co., Ltd. (“Forboss”)	The PRC, January 20, 2009	RMB500,000	Dormant	100%

4.	Shenzhen Fuwaysun Technology Company Limited (“Shenzhen Fuwaysun”) #	The PRC, January 16, 2006	RMB3,000,000	Design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products	- #

# represents variable interest entity (“VIE”)

Note 2.  Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended March 31, 2011, we experienced negative cash flows from operations of $2,024,095 with an accumulated deficit of $1,669,623 as of that date. Our continuation as a going concern through March 31, 2012 is dependent upon the continuing financial support from our stockholders and credit facilities. We are currently pursuing additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our not being able to continue as a going concern.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are expressed in United States dollars (US$).

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Basis of Consolidation

The consolidated financial statements include the financial statements of AGSO and its subsidiaries and VIE. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities” which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

Variable Interest Entity

Our subsidiary, FTHK through Shenzhen Fuwaysun operates its business in the PRC in the form of a VIE.

FTHK entered into a series of contractual arrangements with Shenzhen Fuwaysun.  Through the contractual arrangements, described below, we have control of Shenzhen Fuwaysun and the right to substantially all of the risks and rewards of ownership.

Agreements that provide us with effective control over Shenzhen Fuwaysun:

1.	Option Agreement, FTHK has the option to purchase all Shenzhen Fuwaysun’s assets and ownership at any time.

2.

Operating Agreement and Exclusive Consulting Services Agreement, FTHK is appointed as the exclusive service provider for Shenzhen Fuwaysun to provide business support and related consulting services. Shenzhen Fuwaysun agrees to pay a consulting and service fee equal to 100% of their net profits to FTHK.

3.

Pledge Agreement, Shenzhen Fuwaysun and its shareholders agreed to pledge their legal interest to FTHK as security for performance of the obligations of Shenzhen Fuwaysun under the Exclusive Consulting Services Agreement.

4.	Proxy Agreement, The shareholders of Shenzhen Fuwaysun agreed to irrevocably grant FTHK all of their voting rights as shareholders of Shenzhen Fuwaysun.

With the above agreements, FTHK demonstrates its ability to control Shenzhen Fuwaysun as the primary beneficiary and the operating results of the VIE was included in the consolidated financial statements for the years presented.

We believe that FTHK’s contractual arrangements with Shenzhen Fuwaysun are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements.

Our ability to control Shenzhen Fuwaysun also depends on the voting power obtained under the Proxy Agreement. As noted above, we believe this Proxy Agreement is legally enforceable but may not be as effective as direct equity ownership.

In addition, if the legal structure and contractual arrangements were found to be in violation of any existing PRC laws and regulations, the PRC government could, among other things:

•

revoke our business and operating licenses;

•

require us to discontinue or restrict operations;

•

restrict our right to issue the invoice and collect revenues;

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

•

block our websites;

•

require us to restructure the operations in such a way as to compel us to establish a new enterprise, re-apply for the necessary licenses or relocate our business, staff and assets;

•

impose additional conditions or requirements with which the Group may not be able to comply; or

•

take other regulatory or enforcement actions against us that could be harmful to our business

The imposition of any of these penalties may result in a material and adverse effect on our ability to conduct our business. In addition, if the imposition of any of these penalties causes us to lose the rights to direct the activities of Shenzhen Fuwaysun or the right to receive its economic benefits, we would no longer be able to consolidate Shenzhen Fuwaysun. We do not believe that any penalties imposed or actions taken by the PRC Government would result in the liquidation of the Company, Forboss or Shenzhen Fuwaysun.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. At the end of each period, we specifically evaluate individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

As of March 31, 2011 and 2010, the allowance for doubtful accounts was $103,130 and $75,520, respectively.

Inventories

Inventories consist primarily of raw materials, work in process and finished goods of solar products and plastic products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.

As of March 31, 2011 and 2010, the allowance for obsolescence was $18,178 and $17,470, respectively.

Advances from Customers

In the normal course of business we may receive advanced payments from customers. Advances from customers are non-interest bearing, unsecured and are recognized in revenue when delivery has occurred.

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

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

	Expected useful life	Residual value
Plant and machinery	5-10 years	5-10%
Furniture, fittings and office equipment	4-8 years	5%
Motor vehicles	10 years	10%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment” ("ASC 360"), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated Future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using Forecasted cash flows discounted using an estimated average cost of capital.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors. However, projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term.

There has been no impairment as of March 31, 2011 and 2010.

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. Our products that are locally sold in the PRC are subject to VAT which is levied at the rate of 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales. We experienced returns of $627,253 during the year ended March 31, 2011.  We recorded no additional reserve for sales returns for the year ended March 31, 2011.

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

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. The Company incurred advertising expense of $79,633 and $20,436 for the years ended March 31, 2011 and 2010, respectively.

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

For the years ended March 31, 2011 and 2010, we did not have any interest and penalties associated with tax positions. As of March 31, 2011 and 2010, we did not have any significant unrecognized uncertain tax positions.

We conduct the majority of our business in the PRC and are subject to tax in this jurisdiction. As a result of its business activities, we files tax returns that are subject to examination by the local and foreign tax authorities.

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, unvested restricted stock and warrants, net of shares assumed to have been purchased with the proceeds.

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

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

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

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the respective year:

	2011	2010
Year-end rates HK$: US$1 exchange rate	7.7887	7.7647
Annual average rates HK$: US$1 exchange rate	7.7754	7.7544
Year-end rates RMB: US$1 exchange rate	6.5701	6.8361
Annual average rates RMB: US$1 exchange rate	6.7179	6.8383

Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

Stock-Based Compensation

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”).  Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our statement of operations.

We use the Black-Scholes option pricing model (“Black-Scholes model”) to determine fair value.  The determination of fair value of shares-based payment awards on the grant using an option-pricing model is affected our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited tom our expected stock price volatility over the term of the awards, and actual and projected employee option exercise behaviors.

Non-employee stock-based compensation is presented in accordance with the guidance ASC Topic 505, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended March 31, 2011 and 2010, we operated in one reportable business segment in the PRC.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), provides a comprehensive framework

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, and long term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, payables and line of credit approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 4.  Accounts Receivable

The majority of our sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need of an allowance for doubtful accounts based on general provision that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of March 31,
	2011	2010
Accounts receivable, trade
- Billed	$2,343,570	$424,967
- Accrued	5,324,635	2,038,974
	7,668,205	2,463,941
Less: allowance for doubtful accounts	(103,130)	(75,520)
Accounts receivable, net	$7,565,075	$2,388,421

For the year ended March 31, 2011, we provided for an allowance for doubtful accounts of $24,012 and wrote off accounts receivable of $162,012.  There was no reserve or write offs for the year ended March 31, 2010.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under the governmental procedures.

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Subsequent to March 31, 2011 we collected approximately $1,513,000 (20%) of the balance of the net accounts receivable and we billed approximately $1,012,000 (19%) of the accrued receivables.

Note 5.  Inventories

Inventories consist of the followings:

	As of March 31,
	2011	2010
Raw materials	$238,220	$458,222
Finished goods	495,786	437,077
	734,006	895,299
Less: allowance for inventory obsolescence	(18,178)	(17,470)
Inventories, net	$715,828	$877,829

We did not record the allowance for slow-moving and obsolete inventories for the years ended March 31, 2011 and 2010.

Note 6.  Plant and Equipment, Net

Plant and equipment consist of the followings:

	As of March 31,
	2011	2010
Plant and machinery	$2,397,253	$2,383,039
Furniture, fittings and office equipment	147,816	110,182
Motor vehicles	36,158	6,792
Foreign translation difference	74,008	32,749
	2,655,235	2,532,762
Less: accumulated depreciation	(1,299,626)	(1,015,797)
Less: foreign translation difference	(35,175)	(9,209)
Plant and equipment, net	$1,320,434	$1,507,756

Depreciation expense for the years ended March 31, 2011 and 2010 was $283,829 and $276,547, which included $255,801 and $255,473 in cost of revenue, respectively.

As of March 31, 2010, certain plant and equipment with the net book value of $195,969 were pledged as securities in connection with the outstanding long-term borrowings, as described in more details in Note 10.  As of March 31, 2011, no plant and equipment was pledged as security.

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Note 7.  Accrued Liabilities and Other Payables

Accrued liabilities and other payables consist of the followings:

	As of March 31,
	2011	2010
Payroll and welfare payable	$85,158	$49,686
Advances from customers	6,162	86,273
Accrued operating expenses	676,381	388,964
Value-added tax payable	664,231	307,029
	$1,431,932	$831,952

Note 8.  Short-Term Borrowings

In December 2009, we received short-term borrowings from several independent parties with an aggregate principal balance of $877,693, which were unsecured, non-interest bearing and repayable within the next twelve months. During the year ended March 31, 2011, we repaid the short-term borrowings totaling $438,847 by cash. We also repaid certain short-term borrowing of $438,846 by converting into 1,253,846 shares of Series AA Preferred Stock at a price of $0.35 per share.

In September 2010, we obtained a short-term loan of $756,224 (equivalent to RMB 5,000,000) from a PRC financial institution, due September 2011, which was unsecured, carried interest at 115% of basic annual rate of the People’s Bank of China, payable monthly. The borrowing is personally guaranteed by an officer and director of the Company and a third party vendor of the Company.

The interest rate at March 31, 2011 was 6.969% and the effective interest rate for the year ended March 31, 2011 is 6.5825% per annum.

Note 9.  Long-Term Borrowings

Long-term borrowings consist of the following:

	As of March 31,
	2011	2010
Bank loans, payable to financial institutions in the PRC:
Equivalent to HK$226,125 with interest rate at 5% per annum payable monthly, repayable by May 25, 2010	$-	$29,036
Total		29,036
Less: current portion		(29,036)
Long-term borrowings, net of current portion	$-	$-

As of March 31, 2010 the aggregate long-term borrowings were jointly and severally guaranteed by certain related parties, the Chief Executive Officer/Director of the Company, the Corporate Secretary/Director of the Company, and a family relative and secured by certain plant and equipment of the Company with an aggregate net book value of $195,969 as of March 31, 2010.

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Note 10.  Related Party Transactions

Promissory Note

On December 10, 2009, we issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a Director of the Company. The Note is in default and accordingly interest is charged at 18% per annum until such time as the note is paid in full. In consideration for the Note, we agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount is being amortized over the term of the Note using the effective interest method and we recognized $28,730 and $45,147 and as non-cash interest expense for the years ended March 31, 2011 and 2010, respectively.  The debt discount was fully amortized as of March 31, 2011.  Interest expense accrued and or paid was $140,803 and $61,111 for the years ended March 31, 2011 and 2010, respectively.  The effective annual interest rate including both the debt discount and interest expense was 34% for the year ended March 31, 2011.  In March 2011 we made a payment of $100,000 which represented accrued interest.  Subsequent to March 31, 2011 we made an additional payment of $100,000 which also represented accrued interest.

Amount Due to a Stockholder

As of March 31, 2011 and 2010, the balance represented temporary advances made by one of our stockholders who is also a director of the Company.  The advance is unsecured and interest-free. The stockholder has agreed that he will not request, seek or require repayment of any portion of the outstanding advance until such time as the current operations of the Company becomes profitable (as reflected by financial statements prepared in accordance with U.S. GAAP) and the Company generated gross revenues of in excess of $30,000,000.

Note 11.  Notes Payable

Promissory Note

On January 8, 2010, we issued a promissory note (the “Note”) with a principal amount of $150,000 in connection with a private purchase of our common stock. The Note is non-interest bearing and payable on January 8, 2011. Interest is charged at a default rate of 18% per annum when the entire principal is not repaid in full at the maturity date.  Only a partial payment of $50,000 was made on the Note and accordingly it was in default.  We have accrued interest on the note at the default rate form the date of default.  Interest expense recognized for the note was $5,400 for the year ended March 31, 2011.

Convertible Notes Payable

On April 29, 2010, we entered into a Note Modification Agreement which agreed to reduce the outstanding balance from $160,000 to $150,000, reduced the interest rate to 6% per annum, fixed the conversion price at $0.125 per share and extended the due date to March 31, 2011.  Concurrently, the note holders exercised the option to convert into 1,200,000 shares of our common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. We recognized $440,000 as a loss on extinguishment of debt for the year ended March 31, 2011.

Note 12.  Stockholders’ Equity

On May 7, 2010, we approved an amendment to our article of incorporation, as below:

(1)

increasing the number of authorized shares of $0.001 par value common stock from 100,000,000 to 200,000,000 shares, and increasing the number of authorized shares of $0.001 par value preferred stock from 10,000,000 to 30,000,000 shares;

(2)

cancelling the designation of two classes of preferred stock consisting of 5,000,000 shares of Series A preferred stock 1,600,000 shares of Series B preferred stock, and returning such shares to the status of

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

authorized but unissued shares of preferred stock; and

(3)

designating a new class of preferred stock consisting of 25,714,286 shares of Series AA Convertible Preferred Stock.

On December 9, 2010, we approved a further amendment to its article of incorporation, as below:

(1)

cancelling the designation of 15,714,286 shares of preferred stock as Series AA Convertible Preferred Stock, returning such shares to the status of authorized but unissued shares of preferred stock and reducing the number of authorized shares Series AA Convertible Preferred Stock from 25,714,286 shares to 10,000,000 shares; and

(2)

designating a new class of preferred stock consisting of 10,000,000 shares of Series AAA Convertible Preferred Stock.

Series AA Convertible Preferred Stock (“Series AA Preferred Stock”)

The Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of our common stock one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

During the period ended March 31, 2011, we offered to sell up to a maximum of 17,142,857 shares of Series AA Preferred Stock at a price of $0.35 per share, on a “best efforts” basis. We issued a total of 5,495,048 shares of Series AA Preferred Stock with the gross proceeds of $1,923,266.  In addition, we issued an additional 1,253,846 shares of Series AA Preferred stock in exchange for the repayment of $438,846 of short-term borrowing. We incurred $217,906 in cost associated with this offering which was deducted from the proceeds.  The net proceeds of $2,144,206, which includes the conversion of debt, were recorded as equity by us.

Under the offering, we agreed to issue an additional number of shares equal to 25% of the number of AA Series Preferred Stock subscribed (“Make Good Shares”), if we do not achieve gross revenue of not less than $22,500,000 or net profit after tax of not less than $5,640,000 for the fiscal year ending March 31, 2011, as confirmed by the audit of the Company’s financial statements.  In that regard, we did not achieve the required goals and accordingly have issued 1,687,225 Make Good Shares.

In connection with this offering, we issued 567,318 warrants to the placement agents and measured their fair value at $0.2919 per share, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying consolidated financial statements for the year ended March 31, 2011. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	72 - 100%
Risk free interest rate	1.45 – 2.02%
Dividend yield (on common stock)	0%

The value of the warrants, $165,595, was considered to be a direct cost to this subscription.

Series AAA Convertible Preferred Stock (“Series AAA Preferred Stock”)

The Series AAA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held.  The holders of Series AAA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AAA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. However, the Series AAA

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Preferred Stock is subordinate to the Series AA Preferred Stock with respect to dividend rights and rights on liquidation.  At the option of the holders, each share of Series AAA Preferred Stock may be converted into one (1) share of our common stock and one warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each warrant will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

During the period ended March 31, 2011, we offered up to a maximum of 5,714,285 shares of Series AAA Preferred Stock at a price of $0.35 per share, on a “best efforts” basis. We issued a total of 2,895,429 shares of Series AAA Preferred Stock with the gross proceeds of $1,013,400.  We incurred $175,236 in cost associated with this offering which was deducted from the proceeds.  The net proceeds of $838,164 were recorded as equity by us.

In connection with this offering, we issued 289,544 warrants to the placement agents and measured their fair value at $0.3996 per share, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying consolidated financial statements for the year ended March 31, 2011. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	99.03 – 105.81%
Risk free interest rate	2.110 – 2.370%
Dividend yield (on common stock)	0%

The value of the warrants, $115,701, was considered to be a direct cost to this subscription.

Conversion of Series AA Preferred Stock

During the year ended March 31, 2011 holders of 4,201,678 shares of Series AA Preferred Stock elected to convert the Series AA Preferred Stock into Common Stock.  Accordingly, under the terms of the Series AA Preferred Stock, we cancelled 4,201,678 shares of Series AA Preferred Stock and issued 4,201,678 shares of Common Stock and warrants to purchase 2,100,841 shares of Common Stock.  The carrying value of the Series AA Preferred stock was $0.35 per share.  We measured the fair value of the warrants at $0.3246 per share ($682,008 in total).  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	4.56
Volatility	100.77%
Risk free interest rate	2.02%
Dividend yield (on common stock)	0%

Common Stock

During the year ended March 31, 2010, pursuant to the Share Exchange, we issued an aggregate 58,055,000 shares of common stock.

Also during the year ended March 31, 2010, we sold 10,180,000 units (the “Units”).  The price per Unit was $0.125.  Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.25 per share, at any time during a period of 36 months from date of issuance.  The gross cash proceeds from the private placement totaled $1,272,500 less estimated transaction cost of $145,000.

We valued the warrants at $0.02 per share, or $230,852, in accordance with ASC Topic 718, which was recorded as offering cost in additional paid-in capital in the accompanying consolidated financial statements for the year ended March 31, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

option-pricing model with the following assumptions:

Expected life (in years)	1.5
Volatility	79%
Risk free interest rate	1%
Dividend yield (on common stock)	0%

Common stock issued for services

On November 16, 2009, we granted to a consultant 4,300,000 shares of common stock at a fair value of $0.125 per share. The Company recognized $537,500 as stock-based compensation at the fair value for the year ended March 31, 2010.

Treasury stock

Prior to the Share Exchange, we acquired a total of 172,712 shares of our common stock, or approximately 57.88% of the then issued and outstanding common stock.  These shares were purchased from one of our shareholders for a total purchase price of $350,000, including $200,000 paid in cash and $150,000 in a promissory note due and payable on or before January 8, 2011.

Note 13.  Outstanding Warrants

The following is a summary of our outstanding warrants as of March 31, 2011:

Number of warrants		Exercise price per share	Average Remaining Term in Years	Aggregate Intrinsic Value
Warrants issued in connection with private placement of Common Stock	10,180,000	$0.25	1.3306	$230,852
Warrants issued in connection with a note payable	2,000,000	$0.25	3.70	73,877
Warrants issued in connection with conversion of Series AA Preferred Stock	2,100,841	$0.70	4.41	682,008
Warrants issued in connection with sale of Series AA Preferred Stock	567,318	$0.42	4.44	165,595
Warrants issued in connection with sale of Series AAA Preferred Stock	289,544	$0.42	4.9341	115,701
Outstanding March 31, 2011	15,137,703			$1,268,033

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Note 14.  Income Taxes

For the years ended March 31, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Year ended March 31,
	2011	2010
Tax jurisdictions from:
Local	$(794,669)	$(952,054)
Foreign, representing
Hong Kong	(72,272)	(246,901)
The PRC	1,205,509	276,960
Income (loss) before income taxes	$338,568	$(921,995)

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

As of March 31, 2011, AGSO and FTUS incurred $1,746,723 of the aggregate net operating losses carry forwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2030, if unutilized. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carry forwards as we believe it is more likely than not that these assets will not be realized in the future.

Hong Kong

Our operating subsidiary, FTHK is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the years ended March 31, 2011 and 2010 on the assessable income for its tax reporting years. As of March 31, 2011, FTHK incurred $720,418 of cumulative operating losses carry forwards available for income tax purposes at no expiration. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carry forwards as we believes it is more likely than not that these assets will not be realized in the future.

The PRC

Our subsidiary and VIE, Forboss and Shenzhen Fuwaysun are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), at a unified income tax rate of 25%. However, for entities operating in special economic zones that previously enjoyed preferential tax rates, the applicable tax rate is increased progressively to 25% over a 5-years’ period under a transitional policy.

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

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the years ended March 31, 2011 and 2010 are as follows:

	Years ended March 31,
	2011	2010
Income (loss) before income taxes	$1,205,509	$276,960
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	301,377	69,240
Effect of tax holiday	(127,592)	(38,774)
Effect of non-taxable items	-	(177,094)
Effect of non-deductible items	3,800	125,256
Effect of utilization of losses carry forwards	(53,571)	-
Net operating losses	-	21,372
Income tax expense	$124,014	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2011 and 2010:

	As of March 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards from:
United States	$611,353	$333,219
Hong Kong	118,869	118,869
PRC	-	53,571
	730,222	505,659
Less: valuation allowance	(730,222)	(505,659)
Deferred tax assets	$-	$-

As of March 31, 2011 and 2010, we have provided for a full valuation allowance against the aggregate deferred tax assets of $730,222 and $505,659 on the expected future tax benefits from the net operating losses carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended March 31, 2011, the valuation allowance increased by $224,563, primarily relating to net operating losses carry forwards.

Note 15.  Net Income (Loss) Per Share

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

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended March 31, 2011 and 2010:

	Years ended March 31,
	2011	2010
Net income (loss) attributable to common shareholders	$166,597	$(921,995)

Weighted average common shares outstanding – Basic	60,148,654	54,854,636
Plus: incremental shares from assumed conversions
- Convertible shares from preferred stock	1,184,934	-
- Warrants to purchase common stock	12,330,579	-
Weighted average common shares outstanding – Diluted	73,664,167	54,854,636

Net income (loss) per share – Basic	$0.00	$(0.02)
Net income (loss) per share – Diluted	$0.00	$(0.02)

For the year ended March 31, 2011, warrants exercisable for 2,100,841 shares of common stock were excluded from the diluted earnings per share calculation as the exercise price of the warrants was higher than the average market price of the stock during the year, thereby making the warrants anti-dilutive under the treasury method.  There were no warrants included in the calculation for the year ended March 31, 2010 as there was a loss for that period and including the warrants would be anti-dilutive.

Note 16.  China Contribution Plan

Under the PRC Law, full-time employees of the Company’s subsidiary and VIE in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Forboss and Shenzhen Fuwaysun are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $50,769 and $31,668 for the years ended March 31, 2011 and 2010, respectively.

Note 17.  Statutory Reserve

Under the PRC Law, our subsidiary and VIE in the PRC is required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the year ended March 31, 2011 we made an appropriations of $82,570, based on our net income as calculated under PRC GAAP.  No appropriation was made for the year ended March 31, 2010 due to our operating loss under the PRC GAAP.

Note 18.  Segment Reporting

We operates in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of our the identifiable long-lived assets are located in the PRC during the years presented.

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Major products

Summarized financial information concerning our major products is shown in the following table for the years ended March 31, 2011 and 2010:

	Years ended March 31,
	2011	2010
Solar products	$9,483,096	$4,084,907
Plastic products	391,631	523,050
Total revenue, net	$9,874,727	$4,607957

Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Years ended March 31,
	2011	2010
Revenue, net:
The PRC	$9,820,279	$4,599,871
Outside the PRC	54,448	8,086
Total revenue, net	$9,874,727	$4,607,957

Note 19.  Concentrations of Risk

The Company is exposed to the following concentrations of risk:

Major customers

For the year ended March 31, 2011, the customer who accounts for 10% or more of our revenues and our outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2011		March 31, 2011
	Revenues	Percentage of revenues	Trade accounts receivable
Customer A	$2,352,599	24%	$988,128
Customer B	1,070,255	11%	-
Total:	$3,422,854	35%	$988,128

For the year ended March 31, 2010, the customer who accounts for 10% or more of our revenues and our outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable
Customer C	$966,573	21%	$164,187
Customer D	749,926	16%	877,693
Customer E	639,388	14%	648,352
Customer F	596,301	13%	6,917
Total:	$2,952,188	64%	$1,697,149

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Major vendors

For the year ended March 31, 2011, the vendor who accounts for 10% or more of our purchases and our outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2011		March 31, 2011
	Purchases	Percentage of purchases	Trade accounts payable
Vendor A	$1,305,564	25%	$1,061,338
Vendor B	955,813	18%	289,484
Total	$2,261,377	43%	$1,350,822

For the year ended March 31, 2010, the vendor who accounts for 10% or more of our purchases and our outstanding balance at year-end date, is presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Purchases	Percentage of purchases	Trade accounts payable
Vendor A	$580,781	23%	$234,709
Vendor C	370,689	15%	182,753
Vendor D	319,624	13%	135,397
Total	$1,271,094	51%	$552,859

Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. We believe the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. We do not generally require collateral from customers. We evaluate the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Interest rate risk

As we have no significant interest-bearing assets, our income and operating cash flows are substantially independent of changes in market interest rates.

Our interest-rate risk arises from promissory note, notes payable, short-term and long-term borrowings.  Borrowings issued at variable rates expose us to cash flow interest-rate risk. Borrowings issued at fixed rates expose us to fair value interest-rate risk. Our policy is to maintain approximately all of its borrowings in fixed rate instruments. At the year-end, all of borrowings were at fixed rates. Interest rates and terms of repayment of the borrowings are disclosed in Note 8, 9, 10, and 11.

Exchange rate risk

Our reporting currency is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, we exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. We do not hold any derivative or other financial instruments that expose to substantial market risk.

Economic and political risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Agrisolar Solutions, Inc.

Notes To Consolidated Financial Statements

For the Years Ended March 31, 2011 and 2010

(Continued)

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and

Note 20.  Commitments and Contingencies

Operating leases

We lease factories and premises under various non-cancelable operating leases in a term ranging from 2.5 years to 9.6 years, with fixed monthly rentals, expiring through January 2016. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $150,430 and $119,843 for the years ended March 31, 2011 and 2010.

As of March 31, 2011, future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

Years ending March 31:
2012	$136,434
2013	101,671
2014	87,749
2015	56,326
2016	10,279
Total:	$392,459

Note  21.  Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-K.  There were no subsequent events that required recognition or disclosure.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2011, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Liang Chao Wei	49	Chairman of the Board and Chief Executive Officer (CEO)
Mo Xue Mei	42	Director and Company Secretary
Steven Clevett	48	Director
Stan Battat	66	Director
Glen Henricksen	51	Director
Arnold Tinter *	66	Chief Financial Officer

Biographical Information

Mr. Liang Chao Wei, age 49, is the Chairman of the Board and Chief Executive Officer.  Mr. Liang founded Shenzhen Fuway Plastic & Phenolic Product Manufacturory in 1999.  Prior to that, Mr. Liang has worked as material manager for WIK for 7 years, a German company based in the PRC.  In 2006, Mr. Liang founded Shenzhen Fuwaysun Technology co. ltd. for the research and development of solar based technologies.  Mr. Liang is a well-known entrepreneur in his community, he was awarded as the “excellent youth” of Shenzhen city in 1998 and in 2007 he became the entrepreneur association of Bao An district, Shenzhen.  Mr. Liang holds a degree of Electronic Engineering from ZhongShan University.  Mr. Liang is the former spouse of Ms. Mo.

We have concluded that Mr. Liang should serve as a director in light of his business and industry experience.

Ms. Mo Xue Mei, age 42, is the director and company secretary.  Ms. Mo graduated from Guangdong University in 1989 with a degree in electronic engineering. After that she worked as marketing manager for Chinese-based companies, mainly handling their overseas sales. She joined Shenzhen Fuway Plastic & Phenolic Product Manufacturory in 1999, mainly responsible for overall administrative affairs.  Ms. Mo is the former spouse of Mr. Liang.

We have concluded that Ms. Mo should serve as a director in light of her understanding of electric al engineering and her previous business experience.

Mr. Steven Clevett, age 48, is a recognized leader in the energy sector with over two decades of commercial transaction experience acquiring, developing, financing and restructuring projects for both domestic and international clients, as well as leading a broad array of merger and acquisition activities on both the buy and sell side. His credentials include key management, development and project finance roles in dozens of large-scale power generation projects with an aggregate value in excess of $1.4 billion as well as several well-publicized energy sector mergers and acquisitions. Mr. Clevett currently serves as Executive Vice President of Premier Power Renewable Energy, Inc., a leading global integrator of large and small scale solar photovoltaic and thermal power systems to commercial, governmental and residential customers throughout North America and Europe.  The company trades on the OTC Bulletin Board under the symbol PPRW.OB.  Prior to joining Premier Power, Mr. Clevett served as President and Chief Executive Officer of the Optimira Energy Group a leading energy services company (ESCO). He held various positions within the Bechtel Enterprises Group; including director of corporate development at U.S. Generating Company and asset manager of on-site cogeneration projects for multinational industrials. Mr. Clevett started his career as an engineer for Hess Corporation at the St. Croix refinery. Mr. Clevett holds an M.B.A. from Rutgers Graduate School of Management and a Bachelor of Engineering from Stevens Institute of Technology.

We have concluded that Mr. Clevett should serve as a director in light of his business and industry experience particularly in the energy field.

Mr. Stan Battat, age 66, was appointed a director of the Registrant on November 2, 2009. Mr. Battat began sourcing products from Asia in the late 1970’s, starting in Korea, and later migrating to Taiwan and China.  Major products he has sourced include consumer electronics, car stereos, CCTV’s and battery operatingproducts, specializing in batteries of all chemistries.  Through his sourcing activities, Mr. Battat became the largest supplier of batteries to the security and wheelchair industries and developed the largest independent sealed lead acid battery factory in China. Directly, or through third parties, Mr. Battat supplied products to numerous Fortune 500 companies, including Honeywell (worldwide), the US Navy, Sears, Home Depot, Radio Shack and Pride Mobility Scooters, and became the sole international sourcing agent for Universal Power Group (AMEX: UPG).  Mr. Battat completed various undergraduate work at University of Melbourne, Australia.

We have concluded that Mr. Battat should serve as a director in light of his business and industry experience particularly in the Pacific Rim.

Mr. Glenn Henricksen, age 51, was appointed a director of the Registrant on December 29, 2009.  Mr. Henricksen is a founding partner of CIF Hong Kong Limited and Asia Technology Management (ATM), consulting firms that advise corporations, banks and non-bank financial institutions in the Asian and EMEA region. The consulting services include designing and implementing in-depth and best-practices policies and procedures in treasury management, investment management, credit and market risk management processes and preparing companies for equity and debt financing. Prior to founding CIF and ATM, Mr. Henricksen was employed by the African Development Bank to start its fixed rate investment unit. His responsibilities included liability measurement, asset allocation, and trade execution of the G7 fixed rate investment portfolio. Prior to that time, Mr. Henricksen was the Hong Kong based risk manager for Bear Stearns for all Asian derivative, credit and currency businesses. He also had global responsibilities for high-grade corporate bonds, convertible and asset swap books, and was responsible for negotiating and structuring workouts of derivative and debt exposures in the Asian market.  Prior to Bear Stearns, Mr. Henricksen was a principal with BlackRock Financial Management where he managed corporate bond and securitized asset portfolios.  Mr. Henricksen received a BS/MBA degree from State University of New York at Buffalo in 1982.  He is a US citizen, permanent resident of Hong Kong.

We have concluded that Mr. Henricksen should serve as a director in light of his business and financial experience particularly in the Pacific Rim.

Mr. Arnold Tinter, age 66, was appointed as Chief Financial Officer of the Registrant on April 19, 2010, subsequent to the end of the fiscal year.  Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc, is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He has provided CFO services to Spicy Pickle Franchising, Inc., of Denver, Colorado, from 2006 to the present, where his responsibilities include oversight of all accounting functions including SEC reporting, strategic planning and capital formation.  From May 2001 to May 2003, he served as Chief Financial Officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, retail industries.   Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.

We have concluded that Mr. Tinter should serve as a director as a result of his background and experience in financial consulting.

Family Relationships

Liang Chao Wei, the Registrant’s Chairman and CEO, and Mo Xue Mei, a director and company Secretary of the Registrant, were previously married.  There are no other family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

1.

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The Company’s chief executive officer and all other executive officers did not receive remuneration in excess of $100,000 during the fiscal years ended March 31, 2011 and 2010.

The following table sets forth certain compensation information for:

Liang Chao Wei, our chief executive officer and director,

Arnold Tinter, our chief financial officer and director and,

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Liang Chao Wei Executive Officer and Director	2011 2010	$ 90,000 $24,346	- -	- -	- -	- -	- -	- -	$90,000 $24,346
Arnold Tinter Chief Financial Officer (1)	2011	$42,000	-	-	-	-	-	-	$42,000

(1)

Mr. Tinter was appointed as our chief financial officer and director on April 19, 2010.

Outstanding Equity Awards as of March 31, 2011

There were no outstanding equity awards as of March 31, 2011 for any of our named executive officers:

No share purchase options were granted to or exercised by our named executive officers during our fiscal year ended March 31, 2011.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Employment Agreements

The Company has not entered into written employment agreements with any of its executive officers or directors.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Accordingly, no compensation was awarded to, earned by, or paid to any of our directors for their services rendered as directors for the fiscal year ended March 31,

2011 or for any prior fiscal year. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER S

The following table sets forth, as of March 31, 2011, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Liang Chao Wei (1) 13 Building, Jinyaun Industrial Zone, Hongtian, Shajing, Bao’an District Shenzhen City, Guangdong Province PRC	32,550,000(2)	51.05%
Common	Mo Xue Mei (1) 13 Building, Jinyaun Industrial Zone, Hongtian, Shajing, Bao’an District Shenzhen City, Guangdong Province PRC	32,550,000(2)	51.05%
Common	Steven Clevett(1) 201 Railroad Avenue #211 Easy Rutherford, NJ 07073	116,000	0.18%
Common	Stan Battat(1) 1290 Harbor Court Hollywood, CA 33019	2,916,000(3)	3.83%
Common	Glenn Henricksen(1) 30 Stubbs Rd., Hanae Villa GF North Happy Valley, HK	400,000(4)	0.63%
Common	Trueframe International Limited 13 Building, Jinyaun Industrial Zone, Hongtian, Shajing, Bao’an District Shenzhen City, Guangdong Province PRC	32,550,000	51.05%
Common	Arnold Tinter (1,5) 90 Madison, Suite 701 Denver, Colorado 80204	-	- %
Common	All Directors and Executive Officers as a Group (6 in number)	35,582,000	53.95%

1.

The named person is an officer and/or a director of the Company.

2.

Includes 32,550,000 shares owned by Trueframe International Limited, a BVI Company, of which Liang Chao Wei and Mo Xue Mei may be deemed to be the beneficial owner.

3.

This figure includes Mr. Battat’s rights under two warrant agreements to acquire 2,400,000 shares of the Company’s common stock.

4.

The figure includes Mr. Henricksen’s rights under a warrant agreement to acquire 200,000 shares of the Company’s common stock.

5.

Mr. Tinter was appointed as the Company’s Chief Financial Officer as of April 19, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of March 31, 2011, we have an outstanding liability to our CEO, Liang Chao Wei, in the amount of $948,391, which represents temporary advances made by Mr. Liang to fund current operations. The advances are unsecured and interest-free.  Mr. Liang has agreed that no repayment of any portion of these temporary advances is required until we are profitable and have generated annual gross revenues of in excess of $30,000,000.

On December 10, 2009, we issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a Director of the Company. The Note is in default and accordingly interest is charged at 18% per annum until such time as the note is paid in full. In consideration for the Note, we agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount is being amortized over the term of the Note using the effective interest method and we recognized $28,730 and $45,147 and as non-cash interest expense for the years ended March 31, 2011 and 2010, respectively.  The debt discount was fully amortized as of March 31, 2011.  Interest expense accrued and or paid was $128,404 and $75,510 for the years ended March 31, 2011 and 2010, respectively.  The effective annual interest rate including both the debt discount and interest expense was 31% for the year ended March 31, 2011.  In March 2011 we made a payment of $100,000 which represented accrued interest.  Subsequent to March 31, 2011 we made an additional payment of $100,000 which also represented accrued interest.  The note is currently in default.

Prior to closing of the share exchange transaction between the Company and Fuwaysun Technology, Ltd., on January 8, 2010, Fuwaysun acquired control of the Company through the purchase of a total of 172,712 shares, or approximately 57.88%, of the then issued and outstanding common stock.  The shares were purchased from Lotus Holdings, LLC, a shareholder of the Company, for a total purchase price of $350,000, including $200,000 paid in cash and $150,000 through execution of a promissory note due and payable on or before January 8, 2011.  Subsequent to March 31, 2011 we made payments aggregating $75,000 on the note.  The note is currently in default.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

HKCMCPA Company Limited (formerly known as ZYCPA Company Limited) (“HKCMCPA”) was the Company’s principal accountant for the fiscal years ended March 31, 2011 and 2010.

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-related
Year	Audit fees	Fees	Tax fees	All other fees
3/31/2010	$110,000	-	-	-
3/31/2011	$ 69,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
3.4	Articles of Amendment filed January 8, 2010 (3)
3.5	Articles of Amendment filed May 7, 2010 (4)
10.1*	Exclusive Master Distribution Agreement dated August 19, 2010 between the Company and Agri-Technologies, LLC
10.2*	International Distribution Agreement dated May 27, 2011 between the Company and ACT 3 Partners, LLC
31.1*	Rule 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 15d-14(a) Certification of Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007

(2)	Filed as an exhibit to the registrant’s current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.

(3)	Filed as an exhibit to the registrant’s current report on Form 8-K dated January 8, 2010, file number 333-141201, filed January 11, 2010.

(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated May 7, 2010, file number 333-141201, filed May 12, 2010.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRISOLAR SOLUTIONS, INC.

Date: July 14, 2011	/s/ Liang Chao Wei
Liang Chao Wei, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liang Chao Wei	President, Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2011
Liang Chao Wei

/s/ Arnold Tinter	Chief Financial Officer (Principal Financial Officer)	July 14, 2011
Arnold Tinter

/s/ Mo Xue Mei	Secretary and Director	July 14, 2011
Mo Xue Mei

/s/ Steven Clevett	Director	July 14, 2011
Steven Clevett