Form 10-Q
period 2011-06-30
AgriSolar Solutions, Inc.
filed 2011-08-19
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T ( §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not applicable.

[X] Yes  [  ] No

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

As of August 15, 2011, the Issuer had 63,755,057 shares of common stock issued and outstanding.

ii

PART I-FINANCIAL INFORMATION

Agrisolar Solutions, Inc.

Condensed Consolidated Balance Sheets

June 30, 2011 and March 31, 2011

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$305,513	$1,241,620
Accounts receivable, net	12,095,849	7,565,075
Inventories, net	1,651,512	715,828
Prepayments and other receivables	223,282	238,971
Total current assets	14,276,156	9,761,494
Non-current assets:
Intangible asset, net	9,781	10,768
Plant and equipment, net	1,391,788	1,320,434
Total Assets	$15,677,725	$11,092,696

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$6,096,901	$2,165,425
Amount due to a stockholder	903,733	948,391
Short-term borrowings	634,282	669,701
Promissory note, related party	500,000	500,000
Notes payable	75,000	100,000
Income tax payable	119,602	80,741
Dividends payable	68,599	47,957
Accrued liabilities and other payables	1,476,807	1,431,932
Total liabilities	9,874,924	5,944,147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 10,000,000 shares authorized, 4,234,441 shares issued and outstanding as of June 30, 2011 and March 31, 2011, $0.35 stated value	1,482,054	1,482,054
Series AAA Preferred stock, 10,000,000 shares authorized, 3,554,772 and 2,895,429 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively, $0.35 stated value	1,244,170	1,013,400
Common stock, $0.001 par value; 200,000,000 shares authorized; 63,755,057 shares issued and outstanding, as of June 30, 2011 and March 31, 2011.	63,755	63,755
Treasury stock, 172,712 common shares, at cost, respectively	(350,000)	(350,000)
Additional paid-in capital	4,404,271	4,404,271
Statutory reserves	82,570	82,570
Accumulated other comprehensive income	182,128	122,122
Accumulated deficit	(1,306,147)	(1,669,623)
Total stockholders’ equity	5,802,801	5,148,549
Total Liabilities And Stockholders’ Equity	$15,677,725	$11,092,696

See accompanying notes to condensed consolidated financial statements.

Agrisolar Solutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenue, net	$5,564,788	$2,934,897
Cost of revenue (inclusive of depreciation)	3,899,993	1,921,468
Gross profit	1,664,795	1,013,429

Operating expenses:
Sales and marketing	437,538	170,750
General and administrative	686,347	260,780
Total operating expenses	1,123,885	431,530

Income from operations	540,910	581,899

Other income (expense):
Subsidy income	-	73,504
Interest income	193	125
Interest expense	(58,322)	(80,822)
Loss on extinguishment of debt	-	(440,000)
Total other expense, net	(58,129)	(447,193)

Income before income taxes	482,781	134,706

Income tax expense	98,663	166,167

Net income (loss)	384,118	(31,461)

Dividend on preferred stock	20,642	7,500

Net income (loss) attributable to common stockholders	363,476	(38,961)

Other comprehensive income:
- Foreign currency translation gain	60,006	5,681

Comprehensive income (loss)	$423,482	$(33,280)

Net income (loss) per share – Basic	$0.01	$(0.00)
Net income (loss) per share – Diluted	$0.00	$(0.00)

Weighted average common stock outstanding – Basic	63,755,057	59,180,046
Weighted average common stock outstanding – Diluted	83,541,119	59,180,046

See accompanying notes to condensed consolidated financial statements.

Agrisolar Solutions, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2011

(Unaudited)

	Series AA Preferred stock		Series AAA Preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated other comprehensive	Statutory	Accumulated	Total stockholders’
	# shares	Amount	# shares	Amount	# shares	Amount	# shares	Amount	Capital	Income	Reserve	Deficit	Equity
Balance as of March 31, 2011	4,234,441	$ 1,482,054	2,895,429	$ 1,013,400	63,755,057	$ 63,755	(172,712)	($ 350,000)	$ 4,404,271	$ 122,122	$ 82,570	($ 1,669,623)	$ 5,148,549
Issuance of Series AAA Preferred Stock	-	-	659,343	230,770	-	-	-	-	-	-	-	-	230,770
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	384,118	384,118
Dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(20,642)	(20,642)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	60,006	-	-	60,006
Balance as of June 30, 2011	4,234,441	$ 1,482,054	3,554,772	$ 1,244,170	63,755,057	$ 63,755	(172,712)	($ 350,000)	$ 4,404,271	$ 182,128	$ 82,570	($ 1,306,147)	$ 5,802,801

See accompanying notes to condensed consolidated financial statements.

Agrisolar Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Net cash used in operating activities	$(1,002,799)	$(837,501)

Cash flows from investing activities:
Purchase of property, plant and equipment	(112,750)	(15,315)
Payments on intangible asset	-	(2,118)
Net cash used in investing activities	(112,750)	(17,433)

Cash flows from financing activities:
(Repayment to) advances from a stockholder	(44,658)	19,551
Repayments of long-term borrowings	-	(29,036)
Repayments of short-term borrowings	(46,101)	(435,776)
Repayment of notes payable	(25,000)	-
Proceeds from private placement, net of expenses	230,770	1,470,427
Net cash provided by financing activities	115,011	1,025,166

Effect of exchange rate changes in cash and cash equivalents	64,431	4,696

Net Change In Cash and Cash Equivalents	(936,107)	174,928
Cash and Cash Equivalents, Beginning of Period	1,241,620	208,671
Cash and Cash Equivalents, End of Period	$305,513	$383,599

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$59,163	$-
Cash paid for interest	$126,607	$1,009

Non-Cash Investing And Financing Activities:
Dividend on preferred stock	$20,642	$7,500
Conversion of notes payable into common stock	$-	$160,000
Loss on extinguishment of debt	$-	$440,000

See accompanying notes to condensed consolidated financial statements.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 And 2010

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of AgriSolar Solutions, Inc. at June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2011 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended March 31, 2011.

Note 2.  Organization and Business Background

AgriSolar Solutions, Inc. (“We” “Us” “Our” “AGSO” or the “Company”) was incorporated in the State of Colorado on March 13, 2006. On January 8, 2010, we changed our name from “V2K International, Inc.” to our current name.

We are principally engaged in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the People’s Republic of China (the “PRC”) and overseas.

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

Note 3.  Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended June 30, 2011, we experienced negative cash flows from operations of $1,002,799 with an accumulated deficit of $1,306,147 as of that date. Our continuation as a going concern through June 30, 2012 is dependent upon the collections of our accounts receivable, continuing financial support from our stockholders, and credit facilities. We are currently pursuing additional financing for our operations.  However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

Note 4.  Summary of Significant Accounting Policies

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Product warranty and post service support

We generally offer product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  We recorded a reserve of $17,003 for sales returns for the three months ended June 30, 2011.  We recorded no reserve for the three month period ended June 30, 2010.

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

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the three month periods ended June 30, 2011 and 2010:

	2011	2010
Period-end rates HK$: US$1 exchange rate	7.7835	7.7838
Period average rates HK$: US$1 exchange rate	7.7782	7.7738
Period-end rates RMB: US$1 exchange rate	6.4640	6.7886
Period average rates RMB: US$1 exchange rate	6.5074	6.8023

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

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

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, notes payable, and amounts due to a stockholder. The carrying values of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, notes payable, and amounts due to a stockholder approximate their fair value due to their short maturities.

Recent accounting pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 5.  Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended June 30, 2011 and 2010:

	2011	2010
Net income (loss) attributable to common shareholders	$363,476	$(38,961)
Weighted average common shares outstanding – Basic	63,755,057	59,180,046
Plus: incremental shares from assumed conversions
- Convertible shares from preferred stock	7,606,062	-
- Warrants to purchase common stock	12,180,000	-
Weighted average common shares outstanding – Diluted	83,541,119	59,180,046

Net income (loss) per share – Basic	$0.01	$(0.00)
Net income (loss) per share – Diluted	$0.00	$(0.00)

For the three months ended June 30, 2011, warrants exercisable for 2,957,703 shares of common stock were excluded from the diluted earnings per share calculation as the exercise price of the warrants was higher than the average market price of the stock during the

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

year, thereby making the warrants anti-dilutive under the treasury method.  There were no warrants included in the calculation for the three months ended June 30, 2010 as there was a loss for that period and including the warrants would be anti-dilutive.

Note 6.  Accounts Receivable

The majority of our sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need of an allowance for doubtful accounts based on general provision that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	June 30,	March 31,
	2011	2011
Accounts receivable, trade
- Billed	$2,023,179	$2,343,570
- Accrued	10,504,017	5,324,635
	12,527,196	7,668,205
Less: allowances for doubtful accounts and returns	(431,347)	(103,130)
Accounts receivable, net	$12,095,849	$7,565,075

For the three months ended June 30, 2011, we provided for an allowance for doubtful accounts of $307,341.  In addition, we provided an allowance for returns of $17,003. For the year ended March 31, 2011, we provided for an allowance for doubtful accounts of $24,012 and wrote off accounts receivable of $162,012.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under the governmental procedures.

Up to August 15, 2011 we collected approximately $1,884,144 (15.6%) of the balance of the net accounts receivable and we billed approximately $1,131,857 (11%) of the accrued receivables.

Note 7.  Short-Term Borrowings

In September 2010, we obtained a short-term loan of $756,224 (equivalent to RMB 5,000,000) from a PRC financial institution, due September 2011, which was unsecured, carried interest at 115% of basic annual rate of the People’s Bank of China, payable monthly. The borrowing is personally guaranteed by an officer and director of the Company and a third party vendor of the Company.

The interest rate at June 30, 2011 was 7.2565% per annum and the effective interest rate for the three months ended June 30, 2011 was 7.2406% per annum.

Note 8.  Related Party Transactions

Promissory Note

On December 10, 2009, we issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. The Note is in default and accordingly interest is charged at 18% per annum until such time as the note is paid in full. In consideration for the Note, we agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount was amortized over the term of the Note using the effective interest

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

method and we recognized $28,730 as a non-cash interest expense for the three months ended June 30, 2010.  No amortization was recognized during the three months ended June 30, 2011 as it was fully amortized prior to that period.  Interest expense accrued and or paid was $28,275and $51,083 for the three months ended June 30, 2011 and 2010, respectively.  The effective annual interest rate was 18% for the three months ended June 30, 2011.  During the three month period ended June 30, 2011 we made payments of $100,000 which represented accrued interest.

Amount Due to a Stockholder

As of June 30, 2011 and March 31, 2011, the balance represented temporary advances made by one of our stockholders who is also a director of the Company.  The advance is unsecured and interest-free. The stockholder has agreed that he will not request, seek or require repayment of any portion of the outstanding advance until such time as the current operations of the Company becomes profitable (as reflected by financial statements prepared in accordance with U.S. GAAP) and the Company generated gross revenues of in excess of $30,000,000.

Note 9.  Notes Payable

Promissory Note

On January 8, 2010, the Company issued a promissory note (the “Note”) with a principal amount of $150,000 in connection with a private purchase of the Company’s common stock. The Note is non-interest bearing and payable on January 8, 2011.  Interest is charged at a default rate of 18% per annum when the entire principal is not repaid in full at the maturity date.  The Note is in default and accordingly interest is charged at the default rate until such time as the Note is paid in full. Interest expense recognized for the Note was $3,440 for the three months ended June 30, 2011.

Convertible Notes Payable

On April 29, 2010, we entered into a Note Modification Agreement which agreed to reduce the outstanding balance from $160,000 to $150,000, reduced the interest rate to 6% per annum, fixed the conversion price at $0.125 per share and extended the due date to March 31, 2011.

Concurrently, the note holder exercised the option to convert into 1,200,000 shares of the Company’s common stock at a price of $0.125 per share. The fair value of this stock conversion was determined as $600,000 at a fair market price of $0.50 per share on the conversion date. The Company recognized $440,000 as a loss on extinguishment of debt for the three months ended June 30, 2010.

Note 10.  Stockholders’ Equity

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

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

(ii)

designating a new class of preferred stock consisting of 10,000,000 shares of Series AAA Convertible Preferred Stock.

Common Stock

On April 29, 2010, the note holder of the convertible notes payable exercised the option to purchase 1,200,000 shares of the Company’s common stock.

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

During the period ended June 30, 2011, pursuant to an exempt offering, we issued 659,343 shares of Series AAA Preferred Stock at a price of $0.35 per share for total proceeds of $230,770.  There was no cost associated with this offering.

A summary of the status of the Company’s outstanding warrants as of June 30, 2011:

	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share
Balance as of April 1, 2011	15,137,703	$0.25-0.70	$0.32	$0.08
Warrants granted (redeemed)	-	-	-	-
Balance as of June 30, 2011	15,137,703	$0.25-0.70	$0.32	$0.08

In connection with the Series AA and Series AAA Preferred Stock, we recorded an accrued dividend of $20,642 and $7,500 for the three months ended June 30, 2011 and 2010, respectively.

Note 11.  Income Taxes

For the three months ended June 30, 2011 and 2010, the United States and foreign components of income (loss) before income taxes were comprised of the following:

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

	2011	2010
Tax jurisdictions from:
– United States	$(106,479)	$(582,340)
– Foreign representing:-
- Hong Kong	(4,175)	(37,278)
- The PRC	593,435	754,324
Income (loss) before income taxes	$482,781	$134,706

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The entities that operate in various countries: United States, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AGSO and FTUS are registered in the State of Colorado and are subject to the tax laws of the United States of America.

As of June 30, 2011, AGSO and FTUS incurred $1,853,202 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2031, if unutilized. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Our operating subsidiary in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the three months ended June 30, 2011 and 2010 on the assessable income for its tax reporting years. As of June 30, 2011, $724,593 of cumulative operating losses carryforwards is available for income tax purposes at no expiration. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from the operation in the PRC for the three months ended June 30, 2011 and 2010 are as follows:

	2011	2010
Income before income taxes	$593,435	$754,324
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	148,359	188,581
Effect of tax holiday	(77,224)	(22,630)
Effect of non-deductible items	25,314	216
Tax adjustments	2,214	-
Income tax expense	$98,663	$166,167

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
Deferred tax assets:
Net operating loss carry forwards from:
United States	$648,621	$611,353
Hong Kong	119,558	118,869
	768,179	730,222
Less: valuation allowance	(768,179)	(730,222)
Deferred tax assets	$-	$-

As of June 30, 2011 and March 31, 2011, We have provided for a full valuation allowance against the aggregate deferred tax assets of $768,179 and $730,222 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended June 30, 2011, the valuation allowance increased by $37,957, primarily relating to net operating losses carryforwards.

Note 12.  Segment Reporting

We operate in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of our identifiable long-lived assets are located in the PRC during the periods presented.

Major Products

Summarized financial information concerning our major products is shown in the following table for the three months ended June 30, 2011 and 2010:

	2011	2010
Solar products	$5,458,352	$2,891,892
Plastic products	106,436	43,005
Total revenue, net	$5,564,788	$2,934,897

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	2011	2010
Revenue, net:
The PRC	$5,490,930	$2,932,822
Others	73,858	2,075
Total revenue, net	$5,564,788	$2,934,897

Note 13  Concentrations of Risk

We are exposed to the following concentrations of risk:

Major Customers

For the three months ended June 30, 2011, customers who accounts for 10% or more of our revenues and their outstanding balance at June 30, 2011 is presented as follows:

	Three months ended June 30, 2011		June 30, 2011
	Revenue	Percentage of revenue	Trade receivable
Customers
Customer A	$1,362,421	24%	$1,627,878
Customer B	1,222,374	22%	1,751,021
Customer C	900,258	16%	946,218
Total	$3,485,053	62%	$4,325,117

For the three months ended June 30, 2010, customers who accounts for 10% or more of our revenues and their outstanding balance at June 30, 2010 is presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenue	Percentage of revenue	Trade receivable
Customer D	$447,911	15%	$518,575
Customer E	322,248	11%	364,876
Total	$770,159	26%	$883,451

These customers represent the collective group of farmers in certain province in the PRC.

Major Vendors

For the three months ended June 30, 2011, one vendor represented more than 10% of the Company’s purchases, who accounted for 23% of the Company’s purchase amounting to $899,348, with $2,011,856 of accounts payable.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Three Months Ended June 30, 2011 and 2010

(Unaudited)

(Continued)

For the three months ended June 30, 2010, vendors who accounts for 10% or more of our purchases and their outstanding balance at June 30, 2010 is presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Purchases	Percentage of purchases	Trade payable
Vendor A	$471,270	24%	$419,995
Vendor B	355,399	18%	566,189
Vendor C	207,407	11%	217,055
Total	$1,034,076	53%	$1,203,239

Note 14.  Guarantees

As of June 30, 2011, its operating VIE in the PRC (“Shenzhen Fuwaysun”) is contingently liable as guarantor with respect to the loans of $773,515 (equivalent to RMB 5,000,000) to an unrelated third parties.  The term of the guarantee is commenced from September 13, 2010 through September 2011. At any time from the date of guarantees, should the third party fail to make their due debt payments, Shenzhen Fuwaysun will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Shenzhen Fuwaysun is required to make under the guarantee is $773,515 (equivalent to RMB 5,000,000).

Note 15.  Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q.  There were no subsequent events that required recognition or disclosure.

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

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic moulds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the fiscal year ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the fiscal year ended March 31, 2011, approximately 96% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 4% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the three months ended June 30, 2011, approximately 98% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.

Corporate Structure

The Chart below depicts our corporate structure. As depicted below, AgriSolar owns 100% of the capital stock of Fuwaysun Technology Ltd., a Colorado corporation (“Fuwaysun”) and Fuwaysun owns 100% of the capital stock of Fuwaysun Technology (HK) Limited, a Hong Kong corporation (“FTHK”).  At the present time, we do not have a direct ownership interest in Shenzhen Fuwaysun.  However, through a series of contractual arrangements between FTHK and Shenzhen Fuwaysun and its shareholders, Shenzhen Fuwaysun is considered to be our operating affiliate because we are able to exert effective control over it and to receive all of the economic benefits derived from its business operations.  We have agreements in place to acquire direct ownership of Shenzhen Fuwaysun, and are currently in the process of completing the administrative steps necessary to finalize the acquisition.  Upon completion of these steps, FTHK will own 100% of the capital stock of Forboss Solar (Shenzhen) Co., Ltd., a PRC corporation (“Forboss”), and Forboss will own 100% of the capital stock of Shenzhen Fuwaysun, which will then be our operating subsidiary.

Current Operations

We are currently focused on the marketing and sale of our line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 100,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown.  Based on test results and reported results from many of these farms, we believe that our line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides.

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

During the three months ended June 30, 2011, we were successful in selling our products under the subsidy program in 26 provinces, a significant increase as compared to the three months ended June 30, 2010.

As of June 30, 2011, our products have been formally included for 2011 in the list of approved products for 29 provinces.

We are currently expanding our operations in the European market.  In May 2011 we entered into a distribution agreement for the exclusive distribution of our products in Europe.  The distributor is currently ordering samples and developing its distribution strategies.

Critical Accounting Policies

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended June 30, 2011, we experienced negative cash flows from operations of $1,002,799 with an accumulated deficit of $1,306,147 as of that date. Our continuation as a going concern through June 30, 2012 is dependent upon the continuing financial support from our stockholders and credit facilities. We are currently pursuing additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

•

impose additional conditions or requirements with which the Group may not be able to comply; or

•

take other regulatory or enforcement actions against us that could be harmful to our business.

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. Our products that are locally sold in the PRC are subject to VAT which is levied at the rate of 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales.  We have recorded an allowance for sales returns of $17,003 for the three months ended June 30, 2011.

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

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the three month periods ending June 30, 2011 and 2010:

	2011	2010
Period-end rates HK$: US$1 exchange rate	7.7835	7.7838
Period average rates HK$: US$1 exchange rate	7.7782	7.7738
Period-end rates RMB: US$1 exchange rate	6.4640	6.7886
Period average rates RMB: US$1 exchange rate	6.5074	6.8023

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

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, notes payable, and amounts due to a stockholder. The carrying values of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, notes payable, and amounts due to a stockholder approximate their fair value due to their short maturities.

Recent accounting pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operation

Results of Operation for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

Revenue

Revenue for the three months ended June 30, 2011 was $5,564,788 as compared to revenue of $2,934,897 for the three months ended June 30, 2010, an increase of $2,629,891 (89.6%).  During the three months ended June 30, 2011, six models of our line of solar insect killers were approved by the Ministry of Agriculture of the PRC and continued as items which were subsidized by the PRC government.  As the acceptance of our product grew in 2011 we sold our products into more provinces than in 2010.  Moreover, we continued to employ more sales agent to promote our products in different provinces.

Cost of revenue and gross profit:

Cost of revenue for the three months ended June 30, 2011, as a percentage of revenue, was 70.08% as compared to 65.47% for the three months ended June 30, 2010.  Our gross profit increased $651,366 from $1,013,429 for the three months ended June 30, 2010 to $1,664,795 for the three months ended June 30, 2011.  As a percentage of revenue, gross profit decreased from 34.53% for the three months ended June 30, 2010 to 29.92% for the three months ended June 30, 2011.  The decrease in our gross profit percentage is mainly due to an increase in raw material costs.  Our cash flow from operations was negative and as a result we could not take advantage of quantity discounts which would be available for larger orders of materials.  In addition we increase the number of employees involved in our production by approximately 100.  A portion of the increase is due to the learning curve associated with these new employees and new equipment installed at our factory.

Operating expenses

Operating expenses increased $692,355 (160%) from $431,530 for the three months ended June 30, 2010 to $1,123,885 for the three months ended June 30, 2011.

Of our operating expenses, $437,538 and $170,750 represent selling and marketing expenses for the three months ended June 30, 2011 and 2010, respectively.  The following is a breakdown of our selling and marketing expenses:

	2011	2010	Difference
Sales commission	$223,667	$99,829	$123,838
Travel and entertainment	69,686	12,282	57,404
Service fee	65,086	22,051	43,035
Salaries and benefits	28,644	8,051	20,593
Advertising expenses	21,307	9,653	11,654
Others selling expenses	29,148	18,884	10,264
	$437,538	$170,750	$266,788

Accrued selling commissions increased $123,838 as a direct result of increased revenue.  Our increase in commissions was 124% as compared to a sales increase of 89.6%.  The difference results from more sales being made by commissioned sales people during the three months ended June 30, 2011 than during the three month period ended June 30, 2010.  Service fees increased $43,035 also as a direct result of increased revenue and the number of units in service.

Travel expenses increase as we were selling in more provinces in the three months ended June 30, 2011 than in the three months ended June 30, 2010.

We increased the number of personnel assigned to sales and marketing from 20 as of March 31, 2011 to 23 as of June 30, 2011.

We had a shift in our philosophy towards a more directed selling effort.  During the three months ended June 30, 2010 our effort were to use general promotional efforts.  In three months ended June 30, 2011 we increased our direct advertising by $11,654.

Other selling expenses include membership fees.  We joined a number of organizations during the three months ended June 30, 2011 of which we were not members during the three months ended June 30, 2010.  The increase in other selling expenses results primarily for the increased membership fees.

Of our operating expenses, $686,347 and $260,780 represent general and administrative expenses for the three months ended June 30, 2011 and 2010, respectively.  The following is a breakdown of our general and administrative expenses:

	2011	2010	Difference
Allowance for doubtful accounts and reserve for returns	$324,344	$-	$324,344
Research & development	132,216	15,161	117,055
Salaries and benefits	87,601	69,844	17,757
Professional and consulting fees	53,138	40,636	12,502
Travel and entertainment	43,002	45,430	(2,428)
Investor relations expenses	22,367	-	22,367
Office supplies expenses	18,745	16,630	2,115
Auto	17,895	12,606	5,289
Rent expense	15,907	14,384	1,523
Other administrative expenses	(28,868)	46,089	(74,957)
	$686,347	$260,780	$425,567

General and administrative expenses increased 163%.  The most significant increase was the provision for doubtful accounts of $307,341 and the provision for returns of $17,003 for the three months ended June 30, 2011.  There was no provision for the three months ended June 30, 2010.  Almost all of our sales have been made under the Ministry of Agriculture subsidy program described above.  We reviewed each of accounts receivable and made an assessment of the credit worthiness of each of our accounts and we applied an allowance that we believed was reasonable given the facts and circumstances of each account.

During the three months ended June 30, 2011 we made a decision to increase our research and development to enhance the functionality of our existing products so that the products can be used in forested and orchard environments.

During the three months ended June 30, 2011 we incurred investor relations expenses which we did not have in the three month period ended June 30, 2010.  This was a planned increase and we expect to continue to incur additional expenses as we keep our shareholders informed on our progress.

Included in other administrative expenses is an adjustment for an over accrual of social insurance expenses in prior years of $61,243.  Of the other administrative expenses none of the changes were significant in of itself.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $4,401,232 as compared to a working capital of $3,817,347 at March 31, 2011.  However the working capital at June 30, 2011 included accounts receivable of $12,095,849, broken down as follows.

Accounts receivable, trade
- Billed	$2,023,179
- Accrued	10,504,017
12,527,196
Less: allowances for doubtful accounts and returns	(431,347)
Accounts receivable, net	$12,095,849

For the three months ended June 30, 2011, we provided for an allowance for doubtful accounts of $307,341. In addition, we provided an allowance for returns of $17,003 for the three months ended June 30, 2011.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under governmental procedures.

Our receivables tend to be outstanding for extended periods of time.  Of the total billed accounts receivable at June 30, 2011,

$214,858 were between 0 and 90 days old, $141,192 were between 91 and 180 days old, and $1,667,129 were over 180 days old.  Of the total accrued accounts receivable at June 30, 2011, $5,970,857 were between 0 and 90 days old, $1,469,420 were between 91 and 180 days old, and $3,063,740 were over 180 days old.  This results primarily from our customers’ aging of government subsidy payments.  We will continue to monitor our receivable closely.  We believe that our receivables, not reserved for, are collectable albeit slowly.

Up to August 15, 2011 we collected approximately $1,884,144 (15.6%) of the balance of the net accounts receivable and we billed approximately $1,131,857 (11%) of the accrued receivables.

We are currently exploring the possibility of factoring our selling our receivable to generate cash flow.  There can be no assurance that we will be able to find buyer or investor for our receivables.

During the three months ended June 30, 2011 we used cash in operations of $1,002,799, as compared to cash used in operations of $837,501 for the three months ended June 30, 2010.  For the three months ended June 30, 2011 we used cash of $112,750 for investing activities as compared to cash used for investing activities of $17,433 for the three months ended June 30, 2010.  Cash in the amount of $115,011 was provided from financing activities for the three months ended June 30, 2011 as compared to $1,025,166 for the three months ended June 30, 2010.

At June 30, 2011, we had contractual obligations under various non-cancelable operating leases of approximately $363,798 of which $132,681 is due by June 30, 2012.

The aggregate minimum requirements under the non-cancelable leases at June 30, 2011 are as follows:

Years ending June 30:
2012	$132,681
2013	96,403
2014	89,472
2015	38,047
2016	7,195
Total:	$363,798

We anticipate that we will require additional working capital for various purposes, including payment of expenses associated with production and sale of our line of solar insect killer under the subsidy program of the PRC Ministry of Agriculture.   Based on initial purchase plan estimates received from 29 provinces, management is expecting significant orders of its solar insect killer for the remainder of 2011 and for 2012.  The expenses associated with a rapid increase in production include purchase of raw materials, payment of costs associated with hiring additional staff, and payment of costs associated with an increase in inventory.

We also intend to use working capital to improve the efficiency of the our production line and to pay marketing and development costs related to seeking to establish distribution channels for our products in markets outside of China, including particularly the US and South America.  In that regard we have entered into a distribution agreement for Europe.

The Company does not currently have any commitments to obtain working capital. We are currently assessing all options to raise working capital.

We intend to begin selling our products outside of the PRC and to customers other than those that receive subsidy payment in the PRC.  This should result in improved cash flow from operating activities.

Summary June 30, 2011

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

Off-Balance Sheet Arrangements

At June 30, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June30, 2011, we issued 659,343 shares of Series AAA Preferred Stock.  The gross proceeds from the sale was $230,770.  There were no costs related to this issuance.

The Series AAA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AAA Preferred Stock also are entitled to an annual dividend rate of 4% and payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AAA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. However, the Series AAA Preferred Stock is subordinate to the Series AA Preferred Stock with respect to dividend rights and rights on liquidation. At the option of the holders, each share of Series AAA Preferred Stock may be converted into one (1) share of common stock of the Company and one warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each warrant will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

The Company relied upon the exemption from registration contained in Regulation S of the Securities Act of 1933, as the offer and sale was made outside of the United States to an investor who was not a US person.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
3.4	Articles of Amendment filed January 8, 2010 (3)
3.5	Articles of Amendment filed May 7, 2010 (4)
3.6	Articles of Amendment filed December 9, 2010 (5)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, file number 333-141201, filed March 9, 2007
(2)	Filed as an exhibit to the registrant’s current report on Form 8-K dated June 6, 2008, file number 333-141201, filed June 12, 2008.
(3)	Filed as an exhibit to the registrant’s current report on Form 8-K dated January 8, 2010, file number 333-141201, filed January 11, 2010.
(4)	Filed as an exhibit to the registrant’s current report on Form 8-K dated May 7, 2010, file number 333-141201, filed May 12, 2010.
(5)	Filed as an exhibit to the registrant’s current report on Form 8-K dated December 9, 2010, filed number 333-141201, filed on December 20, 2010, file number
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRISOLAR SOLUTIONS, INC.

By:

/s/ Liang Chao Wei, Chief Executive Officer

Date:  August 18, 2011

By:     /s/ Arnold Tinter, Chief Financial Officer

Date:  August 18, 2011