Form 10-Q
period 2011-09-30
AgriSolar Solutions, Inc.
filed 2011-11-16
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [ X ] No

As of November 15, 2011, the Issuer had 63,755,057 shares of common stock issued and outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended September 30, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the six months ended September 30, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

ii

Agrisolar Solutions, Inc.
Condensed Consolidated Balance Sheets
September 30, 2011 and March 31, 2011

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$344,298	$1,241,620
Accounts receivable, net	10,043,238	7,565,075
Inventories, net	2,619,667	715,828
Prepayments and other receivables	312,918	238,971
Total current assets	13,320,121	9,761,494
Non-current assets:
Intangible asset, net	9,646	10,768
Plant and equipment, net	1,344,574	1,320,434
Total Assets	14,674,341	11,092,696

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$5,699,611	$2,165,425
Amount due to a stockholder	956,185	948,391
Short-term borrowings	593,583	669,701
Promissory note, related party	500,000	500,000
Notes payable	75,000	100,000
Income tax payable	82,416	80,741
Dividends payable	91,760	47,957
Accrued liabilities and other payables	1,576,831	1,431,932
Total liabilities	9,575,386	5,944,147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 10,000,000 shares authorized, 4,234,441 shares issued and outstanding as of September 30, 2011 and March 31, 2011, $0.35 stated value	1,482,054	1,482,054
Series AAA Preferred stock, 10,000,000 shares authorized, 4,269,507 and 2,895,429 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively, $0.35 stated value	1,494,170	1,013,400
Common stock, $0.001 par value; 200,000,000 shares authorized; 63,755,057 shares issued and outstanding, as of September 30, 2011 and March 31, 2011	63,755	63,755
Treasury stock, 172,712 common shares, at cost, as of September 30, 2011 and March 31, 2011	(350,000)	(350,000)
Additional paid-in capital	4,404,271	4,404,271
Statutory reserves	82,570	82,570
Accumulated other comprehensive income	206,365	122,122
Accumulated deficit	(2,284,230)	(1,669,623)
Total stockholders’ equity	5,098,955	5,148,549
Total Liabilities And Stockholders’ Equity	$14,674,341	$11,092,696

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue, net	$1,375,229	$2,897,549	$6,940,017	$5,832,446
Cost of revenue (inclusive of depreciation)	1,191,928	1,949,142	5,091,921	3,879,212
Gross profit	183,301	948,407	1,848,096	1,953,234

Operating expenses:
Sales and marketing	191,674	179,250	629,212	341,398
General and administrative	945,806	507,251	1,632,153	768,031
Total operating expenses	1,137,480	686,501	2,261,365	1,109,429

(Loss) income from operations	(954,179)	261,906	(413,269)	843,805

Other income (expense):
Interest income	337	247	530	372
Interest expense	(38,406)	(8,675)	(96,728)	(89,497)
Subsidy income	-	-	-	73,504
Loss on extinguishment of debt		-	-	(440,000)
Total other expense, net	(38,069)	(8,428)	(96,198)	(455,621)

(Loss) income before income taxes	(992,248)	253,478	(509,467)	388,184

Income tax benefit (expense)	37,326	49,729	(61,337)	(116,438)

Net (loss) income	(954,922)	303,207	(570,804)	271,746

Dividend on preferred stock	23,161	15,600	43,803	23,100

Net (loss) income attributable to common stockholders	(978,083)	287,607	(614,607)	248,646

Other comprehensive income:
Foreign currency translation gain	24,237	15,666	84,243	21,347
Comprehensive (loss) income	$(953,846)	$303,273	$(530,364)	$269,993

Net (loss) income per share – Basic	$(0.02)	$0.00	$(0.01)	$0.00
Net (loss) income per share – Diluted	$(0.02)	$0.00	$(0.01)	$0.00

Weighted average common stock outstanding – Basic	63,755,057	59,553,379	63,755,057	59,366,712
Weighted average common stock outstanding – Diluted	63,755,057	78,403,925	63,755,057	76,492,629

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended September 30, 2011
(Unaudited)
										Accumulated			Total
	Series AA		Series AAA						Additional	Other			Stock
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid in	Comprehensive	Statutory	Accumulated	Holders'
	# Shares	Amount	# Shares	Amount	# Shares	Amount	# Shares	Amount	Capital	Income	Reserve	Deficit	Equity
Balance April 1, 2011	4,234,441	$1,482,054	2,895,429	$1,013,400	63,755,057	$63,755	(172,712)	$(350,000)	$4,404,271	$122,122	$82,570	$(1,669,623)	$5,148,549
Issuance of Series AAA Preferred Stock	-	-	1,373,628	480,770	-	-	-	-	-	-	-	-	480,770
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(570,804)	(570,804)
Dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(43,803)	(43,803)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	84,243	-	-	84,243
Balance as of September 30, 2011	4,234,441	$1,482,054	4,269,057	$1,494,170	63,755,057	$63,755	(172,712)	$(350,000)	$4,404,271	$206,365	$82,570	$(2,284,230)	$5,098,955

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Net cash used in operating activities	$(1,252,352)	$(2,178,308)

Cash flows from investing activities:
Purchase of property, plant and equipment	(113,490)	(57,259)
Payments on intangible asset	-	(3,268)
Net cash used in investing activities	(113,490)	(60,527)

Cash flows from financing activities:
Advances from an officer and stockholder	7,794	196,017
Repayments of long-term borrowings	-	(29,036)
Proceeds from short-term borrowings	603,248	746,480
Repayments of short-term borrowings	(696,056)	(409,902)
Repayment of notes payable	(25,000)	-
Proceeds from private placement, net of expenses	480,770	1,717,952
Net cash provided by financing activities	370,756	2,221,511

Effect of exchange rate changes in cash and cash equivalents	97,764	10,696

Net Change In Cash and Cash Equivalents	(897,322)	(6,628)
Cash and Cash Equivalents, Beginning of Period	1,241,620	208,671
Cash and Cash Equivalents, End of Period	344,298	202,043

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$59,163	$-
Cash paid for interest	$138,446	$6,484

Non-Cash Investing And Financing Activities:
Dividend on preferred stock	$43,803	$23,100
Conversion of notes payable into common stock	$-	$160,000
Loss on extinguishment of debt	$-	$440,000

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of AgriSolar Solutions, Inc. at September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2011 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended March 31, 2011.

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

For the six months ended September 30, 2011, we experienced negative cash flows from operations of $1,252,352 with an accumulated deficit of $2,284,230 as of that date. Our continuation as a going concern through September 30, 2012 is dependent upon the collections of our accounts receivable, continuing financial support from our stockholders, and credit facilities. We are currently pursuing additional financing for our operations.  However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

For The Six Months Ended September 30, 2011 and 2010

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

As of September 30, 2011 and March 31, 2011, the allowance for obsolescence was $18,656 and $18,178, respectively.

Product warranty and post service support

We generally offer product warranty and post-contract customer support (“PCS”) to its customers for a period of two to seven years, free of charge.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  We recorded no reserve for the three months ended September 30, 2011, and a reserve of $17,114 for sales returns for the six months ended September 30, 2011.  We recorded no reserve for the three and six months periods ended September 30, 2010.

Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.  We received no subsidy income for the periods ended September 30, 2011.

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

Our reporting currency is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, our operating subsidiaries in Hong Kong and the PRC maintain their books and record in their respective local currencies, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the six month periods ended September 30, 2011 and 2010:

	2011	2010
Period-end rates HK$: US$1 exchange rate	7.7934	7.7582
Period average rates HK$: US$1 exchange rate	7.7862	7.7756
Period-end rates RMB: US$1 exchange rate	6.4018	6.6981
Period average rates RMB: US$1 exchange rate	6.4650	6.8068

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

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, notes payable and amount due to a stockholder. The carrying values of cash and cash equivalents, trade receivables, other receivables, payables and line of credit approximate their fair value due to their short maturities.

Recent accounting pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 5.  Net (Loss) Income Per Share

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation.  Earnings per common share are computed in accordance with ASC Topic 260, “Earnings Per Share” which requires companies to present basic earnings per share and diluted earnings per share.  Basic earnings per share are computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share are computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the period.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended September 30, 2011 and 2010:

	Three Months September 30,		Six Months September 30,
	2011	2010	2011	2010
Net (loss) income attributable to common shareholders	$(978,083)	$287,607	$(614,607)	$248,646
Weighted average common shares outstanding – Basic	63,755,057	59,553,379	63,755,057	59,366,712
Plus: incremental shares from assumed conversions
- Convertible shares from preferred stock	-	4,431,696	-	3,289,610
- Warrants to purchase common stock	-	14,418,850	-	13,836,307
Weighted average common shares outstanding – Diluted	63,755,057	78,403,925	63,755,057	76,492,629

Net (loss) income per share – Basic	$(0.02)	$0.00	$(0.01)	$0.00
Net (loss) income per share – Diluted	$(0.02)	$0.00	$(0.01)	$0.00

There were no preferred stocks and warrants included in the calculation for the three and six months ended September 30, 2011 as there was a loss for those periods and including the preferred stocks and warrants would be anti-dilutive.

Note 6.  Accounts Receivable

The majority of our sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need of an allowance for doubtful accounts based on general provision that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	September 30,	March 31,
	2011	2011
Accounts receivable, trade
- Billed	$3,117,576	$2,343,570
- Accrued	7,939,161	5,324,635
	11,056,737	7,668,205
Less: allowances for doubtful accounts and returns	(1,013,499)	(103,130)
Accounts receivable, net	$10,043,238	$7,565,075

For the six months ended September 30, 2011, we provided for an allowance for doubtful accounts of $881,671.  In addition, we provided an allowance for returns of $17,114. For the year ended March 31, 2011, we provided for an allowance for doubtful accounts of $24,012 and wrote off accounts receivable of $162,012.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under the governmental procedures.

Up to November 8, 2011 we collected approximately $651,500 (6.5%) of the balance of the net accounts receivable and we billed approximately $1,924,400 (24.2%) of the accrued receivables.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

Note 7.  Short-Term Borrowings

In September 2011, we obtained a short-term loan of $609,204 (equivalent to RMB 3,900,000) from a PRC financial institution, due February 2012, which was unsecured, carried interest at 130% of basic annual rate of the People’s Bank of China, payable monthly. The borrowing is personally guaranteed by an officer and director of the Company and a third party vendor of the Company.

In September 2010, we obtained a short-term loan of $756,224 (equivalent to RMB 5,000,000) from a PRC financial institution, due September 2011, which was unsecured, carried interest at 115% of basic annual rate of the People’s Bank of China, payable monthly. The borrowing is personally guaranteed by an officer and director of the Company and a third party vendor of the Company. The loan was fully repaid upon maturity.

The effective interest rate at September 30, 2011 was 7.93% per annum.

Note 8.  Related Party Transactions

Promissory Note

On December 10, 2009, we issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. The Note is in default and accordingly interest is charged at 18% per annum until such time as the note is paid in full. In consideration for the Note, we agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount was amortized over the term of the Note using the effective interest method and we recognized $28,730 as a non-cash interest expense for the six months ended September 30, 2010.  No amortization was recognized during the three and six months ended September 30, 2011 as it was fully amortized prior to that period.  Interest expense accrued and or paid was $23,164 and $51,439 for the three and six months ended September 30, 2011, respectively, and was $22,500 and $73,583 for the three and six months ended September 30, 2010, respectively.  The effective annual interest rate was 18% for the three and six months ended September 30, 2011.  During the six month period ended September 30, 2011 we made payments of $100,000 which represented accrued interest.

Amount Due to a Stockholder

As of September 30, 2011 and March 31, 2011, the balance represented temporary advances made by one of our stockholders who is also a director of the Company.  The advance is unsecured and interest-free. The stockholder has agreed that he will not request, seek or require repayment of any portion of the outstanding advance until such time as the current operations of the Company becomes profitable (as reflected by financial statements prepared in accordance with U.S. GAAP) and the Company generated gross revenues of in excess of $30,000,000.

Note 9.  Notes Payable

Promissory Note

On January 8, 2010, the Company issued a promissory note (the “Note”) with a principal amount of $150,000 in connection with a private purchase of the Company’s common stock. The Note is non-interest bearing and payable on January 8, 2011.  Interest is charged at a default rate of 18% per annum when the entire principal is not repaid in full at the maturity date.  The Note is in default and accordingly interest is charged at the default rate until such time as the Note is paid in full. Interest expense recognized for the Note was $3,403 and $6,843 for the three and six months ended September 30, 2011.  During the six month period ended September 30, 2011 we made payments of $25,000.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

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

Series AA Convertible Preferred Stock (“Series AA Preferred Stock”)

The Series AA Preferred Stock has a stated value of $0.35 per share and is entitled to one vote for each share held. The holders of Series AA Preferred Stock are entitled to an annual dividend at the rate of 4%, payable in cash, semi-annually, in arrears. In the event of liquidation, the holders of Series AA Preferred Stock are entitled to a preference of $0.35 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, each share of Series AA Preferred Stock may be converted into one (1) share of our common stock and one-half (1/2) warrant to purchase common stock, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.35 per share.  Each two warrants will then be convertible into one share of common stock at a price of $0.70 per share for a period of 5 years.

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

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

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

During the period ended September 30, 2011, pursuant to two exempt offerings, we issued 1,373,628 shares of Series AAA Preferred Stock at a price of $0.35 per share for total proceeds of $480,770.  There was no cost associated with this offering.

A summary of the status of the Company’s outstanding warrants as of September 30, 2011:

	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share
Balance as of April 1, 2011	15,137,703	$0.25-0.70	$0.32	$0.08
Warrants granted (redeemed)	-	-	-	-
Balance as of September 30, 2011	15,137,703	$0.25-0.70	$0.32	$0.08

In connection with the Series AA and Series AAA Preferred Stock, we recorded accrued dividends of $43,803 and $23,100 for the six months ended September 30, 2011 and 2010, respectively.

Note 11.  Income Taxes

For the six months ended September 30, 2011 and 2010, the United States and foreign components of (loss) income before income taxes were comprised of the following:

	2011	2010
Tax jurisdictions from:
– United States	$(202,709)	$(589,670)
– Foreign representing:-
- Hong Kong	(39,321)	(77,592)
- The PRC	(267,437)	1,055,446
(Loss) income before income taxes	$(509,467)	$388,184

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

As of September 30, 2011, AGSO and FTUS incurred $1,949,432 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2031, if unutilized. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

Hong Kong

Our operating subsidiary in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the six months ended September 30, 2011 and 2010 on the assessable income for its tax reporting years. As of September 30, 2011, $759,739 of cumulative operating losses carryforwards is available for income tax purposes at no expiration. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes from the operation in the PRC for the six months ended September 30, 2011 and 2010 are as follows:

	2011	2010
(Loss) income before income taxes	$(267,437)	$1,055,446
Statutory income tax rate	25%	25%
Income tax (benefit) expense at statutory rate	(66,859)	263,862
Effect of tax holiday	34,614	(148,104)
Effect of non-deductible items	91,353	680
Tax adjustments	2,229	-
Income tax expense	$61,337	$116,438

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
Deferred tax assets:
Net operating loss carry forwards from:
United States	$682,301	$611,353
Hong Kong	125,357	118,869
	807,658	730,222
Less: valuation allowance	(807,658)	(730,222)
Deferred tax assets	$-	$-

As of September 30, 2011 and March 31, 2011, We have provided for a full valuation allowance against the aggregate deferred tax assets of $807,658 and $730,222 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended September 30, 2011, the valuation allowance increased by $77,436, primarily relating to net operating losses carryforwards.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

Note 12.  Segment Reporting

We operate in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of our identifiable long-lived assets are located in the PRC during the periods presented.

Major Products

Summarized financial information concerning our major products is shown in the following table for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Solar products	$1,212,626	$2,758,955	$6,670,978	$5,650,847
Plastic products	162,603	138,594	269,039	181,599
Total revenue, net	$1,375,229	$2,897,549	$6,940,017	$5,832,446

Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Revenue, net:	$		$		$		$
The PRC		1,344,275		2,846,815		6,835,205		5,779,637
Others		30,954		50,734		104,812		52,809
Total revenue, net		$1,375,229		$2,897,549		$6,940,017		$5,832,446

Note 13  Concentrations of Risk

We are exposed to the following concentrations of risk:

Major Customers

For the three months ended September 30, 2011, customers who accounts for 10% or more of our revenues and their outstanding balance at September 30, 2011 is presented as follows:

	Three months ended September 30, 2011		September 30, 2011
	Revenue	Percentage of revenue	Trade receivable
Customers
Customer A	$342,210	25%	$449,873
Customer B	143,580	10%	353,166
Total	$485,790	35%	$803,039

For the three months ended September 30, 2010, one customer represented 10% or more of the Company’s revenue. This customer accounts for 16% of revenue amounting to $476,946 with accounts receivable of $655,410 as of September 30, 2010.

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

For the six months ended September 30, 2011, customers who accounts for 10% or more of our revenues and their outstanding balance at September 30, 2011 is presented as follows:

	Six months ended September 30, 2011		September 30, 2011
Customers	Revenue	Percentage of revenue	Trade receivable
Customer C	$1,371,361	20%	$-
Customer D	1,230,395	18%	1,768,034
Customer E	926,507	13%	666,314
Total	$3,528,263	51%	$2,434,348

For the six months ended September 30, 2010, one customer represented 10% or more of the Company’s revenue. This customer accounts for 10% of revenue amounting to $599,765 with accounts receivable of $688,733 as of September 30, 2010.

Major Vendors

For the three months ended September 30, 2011, vendors who accounts for 10% or more of our purchases and their outstanding balance at September 30, 2011 is presented as follows:

	Three months ended September 30, 2011		September 30, 2011
	Purchases	Percentage of purchases	Trade payable
Vendor A	$247,852	15%	-
Vendor B	201,228	12%	253,180
Vendor C	189,235	12%	83,006
Total	$638,315	39%	336,186

For the three months ended September 30, 2010, vendors who accounts for 10% or more of our purchases and their outstanding balance at September 30, 2010 is presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Trade payable
Vendor D	$430,535	31%	$960,710
Vendor E	262,916	19%	569,749
Total	$693,451	50%	$1,530,459

For the six months ended September 30, 2011, one vendor represented 10% or more of the Company’s purchase. This vendor accounts for 16% of purchase amounting to $922,055 with trade payable of $2,051,260 as of September 30, 2011.

For the six months ended September 30, 2010, vendors who accounts for 10% or more of our purchases and their outstanding balance at September 30, 2010 is presented as follows:

	Six months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Trade payable
Vendor D	$785,934	23%	$960,710
Vendor E	734,186	22%	569,749
Vendor F	337,671	10%	200,784
Total	$1,857,791	55%	$1,731,243

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Six Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued)

Note 14.  Guarantees

As of September 30, 2011, its operating VIE in the PRC (“Shenzhen Fuwaysun”) is contingently liable as guarantor with respect to the loans of $781,030 (equivalent to RMB 5,000,000) to an unrelated third parties.  The term of the guarantee is commenced from September 2010 through February 2012. At any time from the date of guarantees, should the third party fail to make their due debt payments, Shenzhen Fuwaysun will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Shenzhen Fuwaysun is required to make under the guarantee is $781,030 (equivalent to RMB 5,000,000).

Note 15.  Comparative figures

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Note 16.  Subsequent Events

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

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic moulds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the fiscal year ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the fiscal year ended March 31, 2011, approximately 96% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 4% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the three and six months ended September 30, 2011, approximately 88% and 96% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 12%  and 4% came from the business of manufacturing and supplying plastic injection parts and plastic moulds, respectively.

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

The six models of our line of solar insect killers which have been approved by the Ministry of Agriculture are as follows:

Model no.	Description	Allowance*	Retail Price*
FWS-DBL-0	portable solar insect killer	RMB 500.00 US$ 78.13	RMB 1550.00 US$ 242.19
FWS-DBL-1	solar insect killer (one bulb)	RMB 1,200.00 US$ 187.50	RMB 4,100.00 US$ 640.63
FWS-DBL-2	solar insect killer (two bulb)	RMB 2,000.00 US$ 312.50	RMB 6,800.00 US$ 1,062.5
FWS-SP-4	multifunctional portable sparking insect killer (one bulb)	RMB 380 – 450 US$ 59.38 – 70.31	RMB 1,550 US$ 242.19
FWS-SP05-12/1	intelligent sparking solar insect killer (one bulb)	RMB 1,500 US$ 234.38	RMB 5,800 US$ 906.25
FWS-SP05-12/2	intelligent sparking solar insect killer (two bulb)	RMB 2,200 US$ 343.75	RMB 7,800 US$ 1,218.75

US$ calculated at the rate of 6.40 RMB to 1 US$.

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

During the six months ended September 30, 2011, we were successful in selling our products under the subsidy program in 26 provinces, a significant increase as compared to the six months ended September 30, 2010.

As of September 30, 2011, our products have been formally included for 2011 in the list of approved products for 29 provinces.

We are currently expanding our operations in the European market.  In May 2011 we entered into a distribution agreement for the exclusive distribution of our products in Europe.  The distributor is currently ordering samples and developing its distribution strategies.  We anticipate deriving revenues from sales in the European market by the end of our fiscal year, March 31, 2012.

Critical Accounting Policies

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended September 30, 2011, we experienced negative cash flows from operations of $1,252,352 with an accumulated deficit of $2,284,230 as of that date. Our continuation as a going concern through September 30, 2012 is dependent upon the collections of our accounts receivable, continuing financial support from our stockholders, and credit facilities. We are currently pursuing additional financing for our operations.  However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. Our products that are locally sold in the PRC are subject to VAT which is levied at the rate of 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales.  We have recorded an allowance for sales returns of $17,114 for the six months ended September 30, 2011 and no allowance for the three months ended September 30, 2011 and the three and six months ended September 30, 2010.

Cost of revenue

Cost of revenue includes cost of raw materials, direct labor, packaging cost, depreciation and production overhead that are directly attributable to the manufacture of solar and other plastic products. Shipping and handling cost are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

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

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the six month periods ending September 30, 2011 and 2010:

	2011	2010
Period-end rates HK$: US$1 exchange rate	7.7934	7.7582
Period average rates HK$: US$1 exchange rate	7.7862	7.7756
Period-end rates RMB: US$1 exchange rate	6.4018	6.6981
Period average rates RMB: US$1 exchange rate	6.4650	6.8068

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

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, line of credit, notes payable and amount due to a stockholder. The carrying values of cash and cash equivalents, trade receivables, other receivables, payables and line of credit approximate their fair value due to their short maturities.

Recent accounting pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operation

Results of Operation for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

Revenue

Revenue for the three months ended September 30, 2011 was $1,375,229 as compared to revenue of $2,897,549 for the three months ended September 30, 2010, a decrease of $1,522,320 (52.5%).  The decrease in revenue resulted from our delay in shipping products to those customers with older outstanding accounts receivable balances.  Although we had more of a backlog of orders than we shipped we encouraged our customers to accelerate the processing of our invoice with the Ministry of Agriculture of the PRC.  During the three months ended September 30, 2011, six models of our line of solar insect killers were approved by the Ministry of Agriculture and continued as items which were subsidized by the PRC government.

We anticipate that shipments to our European distributor will start by the end of our fiscal year.

Cost of revenue and gross profit:

Cost of revenue for the three months ended September 30, 2011, as a percentage of revenue, was 86. 7% as compared to 67.3% for the three months ended September 30, 2010.  Our gross profit decreased $765,106 from $948,407 for the three months ended September 30, 2010 to $183,301 for the three months ended September 30, 2011.  As a percentage of revenue, gross profit decreased from 32.7% for the three months ended September 30, 2010 to 13.3% for the three months ended September 30, 2011.  The decrease in gross profits is primarily due to increases in material and labor costs.  As a result of the PRC government’s concern of the environmental effect of lead, a significant number of battery manufacturers were shut down, which caused an increase in battery prices.  We cannot determine when or if this price increase will reverse itself.  Plastic costs increased with the increases in oil prices in the three months ended September 30, 2011.

Although we did lay off approximately 100 employees we did not see a significant effect on our results of operations as there was a wage increase mandated by the PRC government of approximately 46.7%.

We are still in a learning curve with our light bulb production line and expect to realize more efficiency by the end of our fiscal year.

Delivery cost increase as a percentage of sales from 1.8% for three months ended September 30, 2010 to 4.4% for the three months ended September 30, 2011.  This was due primarily to an expanded geographic base of sales.

Operating expenses

Operating expenses increased $450,979 (65.7%) from $686,501 for the three months ended September 30, 2010 to $1,137,480 for the three months ended September 30, 2011.

Of our operating expenses, $191,674 and $179,250 represent selling and marketing expenses for the three months ended September 30, 2011 and 2010, respectively.  The following is a breakdown of our selling and marketing expenses:

	2011	2010	Difference
Sales commission	$46,922	$95,353	$(48,431)
Travelling expenses	53,940	13,754	40,186
Service fee	8,671	14,677	(6,006)
Salaries	34,193	12,237	21,956
Advertising expenses	5,604	12,363	(6,759)
Exhibitions	37,526	25,791	11,735
Others	4,818	5,075	(257)
	$191,674	$179,250	$12,424

Sales commissions decreased $48,431 (51%) from $95,353 for the three months ended September 30, 2010 to $46,922 for the three months ended September 30, 2011 as a result of the decrease in revenue and the mix of customers.  More customers were house accounts and no commissions were paid on those sales.

Travel expenses increased $40,186 (292%) from $13,754 for the three months ended September 30, 2010 to $53,940 for the three months ended September 30, 2011 as we were selling in more provinces in the three months ended September 30, 2011 than in the three months ended September 30, 2010.

We increased the number of personnel assigned to sales and marketing from 20 as of March 31, 2011 to 23 as of September 30, 2011.

None of the other changes in our selling and marketing expenses are deemed to be significant.

Of our operating expenses, $945,806and $507,251 represent general and administrative expenses for the three months ended September 30, 2011 and 2010, respectively.  The following is a breakdown of our general and administrative expenses:

	2011	2010	Difference
Provision for doubtful debts and sales returns/bad debt	$574,441	$200,152	$374,289
Research & development	96,269	20,188	76,081
Salaries and benefits	108,867	80,442	28,425
Professional fees	47,867	30,037	17,830
Travel and entertainment	20,807	107,575	(86,768)
PR / IR expenses	13,438	11,155	2,283
Office supplies expenses	15,690	5,798	9,892
Auto	18,207	13,189	5,018
Rent or Lease Expense	14,243	14,319	(76)
Other administrative expenses	35,977	24,396	11,581
	$945,806	$507,251	$438,555

General and administrative expenses increased $438,555 (86.5%) from $507,251 for the three months ended September 30, 2010 to $945,806 for the three months ended September 30, 2011.

The most significant increase was the provision for doubtful accounts of $574,441 for the three months ended September 30, 2011, as compared to a write off of $200,152 for the three months ended September 30, 2010.  Almost all of our sales have been made under the Ministry of Agriculture subsidy program described above.  We reviewed each of accounts receivable and made an assessment of the credit worthiness of each of our accounts and we applied an allowance that we believed was reasonable given the facts and circumstances of each account.

During the three months ended September 30, 2011 we made a decision to increase our research and development to enhance the functionality of our existing products so that the products can be used in forested and orchard environments.  Research and development expenses increased $76,081 (376%) from $20,188 for the three months ended September 30, 2010 to $96,269 for the three months ended September 30, 2011.

Salaries and benefits increased $28,425 (35.3%) from $80,442 for the three months ended September 30, 2010 to $108, 867 for the three months ended September 30, 2011.  The increase resulted primarily from the hiring of a Chief Financial Officer for our factory in Shenzhen, PRC.

Travel and entertainment decrease $86,768 (80.7%) from $107,575 for the three months ended September 30, 2010 to $20,807 for the three months ended September 30, 2011.  We anticipate an increased travel expenses to be closer to 2010 levels.

None of the other changes in our administrative expenses are deemed to be significant.

Results of Operation for the Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.

Revenue

Revenue for the six months ended September 30, 2011 was $6,940,017 as compared to revenue of $5,832,446 for the six months ended September 30, 2010, an increase of $1,107,571 (19.0%).  During the six months ended September 30, 2011, six models of our line of solar insect killers were approved by the Ministry of Agriculture of the PRC and continued as items which were subsidized by the PRC government.  As the acceptance of our product grew in 2011 we sold our products into more provinces than in 2010.  Moreover, we continued to employ more sales agent to promote our products in different provinces.

Cost of revenue and gross profit:

Cost of revenue for the six months ended September 30, 2011, as a percentage of revenue, was 73.4% as compared to 66.5% for the six months ended September 30, 2010.  Our gross profit decreased $105,138 from $1,953,234 for the six months ended September 30, 2010 to $1,848,096 for the six months ended September 30, 2011.  As a percentage of revenue, gross profit decreased from 33.49% for the six months ended September 30, 2010 to 26.63% for the six months ended September 30, 2011.  The decrease in gross profits is primarily due to increases in material and labor costs.  As a result of the PRC government’s concern of the environmental effect of lead, a significant number of battery manufacturers were shut down, which caused an increase in battery prices.  We cannot determine when or if this price increase will reverse itself.  Plastic costs increased with the increases in oil prices in the three months ended September 30, 2011.

Although we did lay off approximately 100 employees we did not see a significant effect on our results of operations as there was a wage increase mandated by the PRC government of approximately 46.7%.

We are still in a learning curve with our light bulb production line and expect to realize more efficiency by the end of our fiscal year.

Operating expenses

Operating expenses increased $1,151,936 (104%) from $1,109,429 for the six months ended September 30, 2010 to $2,261,365 for the six months ended September 30, 2011.

Of our operating expenses, $629,212 and $341,398 represent selling and marketing expenses for the six months ended September 30, 2011 and 2010, respectively.  The following is a breakdown of our selling and marketing expenses:

	2011	2010	Difference
Sales commission	$270,589	$195,182	$75,407
Travelling expenses	123,626	26,036	97,590
Service fee	73,757	36,728	37,029
Salaries	62,837	20,288	42,549
Advertising expenses	26,911	22,016	4,895
Exhibitions	43,765	31,870	11,895
Others	27,727	9,278	18,449
	$629,212	$341,398	$287,814

Sales commissions increased $75,407 (38.6%) from $195,182 for the six months ended September 30, 2010 to $270,589 for the six months ended September 30, 2011 as a result of the increase in revenue and the mix of customers.

Travel expenses increased $97,590 (375%) from $26,036 for the six months ended September 30, 2010 to $123,626 for the six months ended September 30, 2011 as we were selling in more provinces in the six months ended September 30, 2011 than in the six months ended September 30, 2010.

Service fee increased by $37,029 (101%) from $36,728 for the six months ended September 30, 2010 to $73,757 for the six months ended September 30, 2011 as we engaged more agents to help the distributors to accelerate the processing of our invoice with the

Ministry of Agriculture of the PRC.

We increased the number of personnel assigned to sales and marketing from 20 as of March 31, 2011 to 23 as of September 30, 2011.

None of the other changes in our selling and marketing expenses are deemed to be significant.

Of our operating expenses, $1,632,153 and $768,031 represent general and administrative expenses for the six months ended September 30, 2011 and 2010, respectively.  The following is a breakdown of our general and administrative expenses:

	2011	2010	Difference
Provision for doubtful debts and sales returns/bad debt	$898,785	$200,152	$698,633
Research & development	228,485	35,349	193,136
Salaries and benefits	196,468	150,286	46,182
Professional fees	101,005	70,673	30,332
Travel and entertainment	63,809	153,005	(89,196)
PR / IR expenses	35,805	11,155	24,650
Office supplies expenses	34,435	22,428	12,007
Auto	36,102	25,795	10,307
Rent or Lease Expense	30,150	28,703	1,447
Other administrative expenses	7,109	70,485	(63,376)
	$1,632,153	$768,031	$864,122

General and administrative expenses increased $864,122 (112%) from $768,031 for the six months ended September 30, 2010 to $1,632,153 for the six months ended September 30, 2011.

The most significant increase was the provision for doubtful accounts and sales returns of $898,785 for the six months ended September 30, 2011, as compared to a write off of $200,152 for the six months ended September 30, 2010.  Almost all of our sales have been made under the Ministry of Agriculture subsidy program described above.  We reviewed each of accounts receivable and made an assessment of the credit worthiness of each of our accounts and we applied an allowance that we believed was reasonable given the facts and circumstances of each account.

During the six months ended September 30, 2011 we made a decision to increase our research and development to enhance the functionality of our existing products so that the products can be used in forested and orchard environments.  Research and development expenses increased $193,136 (546%) from $35,349 for the six months ended September 30, 2010 to $228,485 for the six months ended September 30, 2011.

Salaries and benefits increased $46,182 (30.7%) from $150,286 for the six months ended September 30, 2010 to $196,468 for the six months ended September 30, 2011.  The increase resulted primarily from the hiring of a Chief Financial Officer for our factory in Shenzhen, PRC.

Professional fees increased $30,332 (42.9%) from $70,673 for the six months ended September 30, 2010 to $101,005 for the six months ended September 30, 2011.  This results primarily from increased accounting and auditing fees and the use of more consultants.

Travel and entertainment decrease $89,196 (58.3%) from $153,005 for the six months ended September 30, 2010 to $63,809 for the six months ended September 30, 2011.  We anticipate an increased travel expenses to be closer to 2010 levels.

Included in other administrative expenses is an adjustment for an over accrual of social insurance expenses in prior years of $67,376. None of the other changes in our administrative expenses are deemed to be significant.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $3,744,735 as compared to a working capital of $3,817,347 at March 31, 2011.  However the working capital at September 30, 2011 included accounts receivable of $10,043,238, broken down as follows.

Accounts receivable, trade
- Billed	$3,117,576
- Accrued	7,939,161
11,056,737
Less: allowances for doubtful accounts and returns	(1,013,499)
Accounts receivable, net	$10,043,238

For the six months ended September 30, 2011, we provided for an allowance for doubtful accounts of $881,671. In addition, we provided an allowance for returns of $17,114 for the six months ended September 30, 2011.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under governmental procedures.

Our receivables tend to be outstanding for extended periods of time.  Of the total billed accounts receivable at September 30, 2011, $589,957 were between 0 and 90 days old, $1,129,891 were between 91 and 180 days old, and $1,397,728 were over 180 days old.  Of the total accrued accounts receivable at September 30, 2011, $823,638 were between 0 and 90 days old, $4,648,711 were between 91 and 180 days old, and $2,466,812 were over 180 days old.  This results primarily from our customers’ aging of government subsidy payments.  We will continue to monitor our receivable closely.  We believe that our receivables, not reserved for, are collectable, albeit slowly.

Up to November 8, 2011 we collected approximately $651,500 (6.5%) of the balance of the net accounts receivable and we billed approximately $1,924,400 (24.2%) of the accrued receivables.

We are currently exploring the possibility of factoring our selling our receivable to generate cash flow.  There can be no assurance that we will be able to find buyer or investor for our receivables.

During the six months ended September 30, 2011 we used cash in operations of $1,252,352, as compared to cash used in operations of $2,178,308 for the six months ended September 30, 2010.  For the six months ended September 30, 2011 we used cash of $113,490 for investing activities as compared to cash used for investing activities of $60,527 for the six months ended September 30, 2010.  Cash in the amount of $370,756 was provided from financing activities for the six months ended September, 30, 2011 as compared to $2,221,511 for the six months ended September 30, 2010.

At September 30, 2011, we had contractual obligations under various non-cancelable operating leases of approximately $331,531 of which $126,454 is due by September30, 2012.

The aggregate minimum requirements under the non-cancelable leases at September 30, 2011 are as follows:

Years ending September 30,:
2012	$126,454
2013	91,956
2014	90,206
2015	18,809
2016	4,106
Total:	$331,531

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

We are currently expanding our operations in the European market.  In May 2011 we entered into a distribution agreement for the exclusive distribution of our products in Europe.  The distributor is currently ordering samples and developing its distribution strategies.  We anticipate deriving revenues from sales in the European market by the end of our fiscal year, March 31, 2012.  We believe that this will have a positive effect on our cash flow as there will be no deferred payment terms on all sales outside of the PRC.

Summary September 30, 2011

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

Off-Balance Sheet Arrangements

At September 30, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Previously reported on Form 8-K filed August 31, 2011.

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

AGRISOLAR SOLUTIONS, INC.

By:

/s/ Liang Chao Wei, Chief Executive Officer

Date:  November 16, 2011

By:     /s/ Arnold Tinter, Chief Financial Officer

Date:  November 16, 2011