Form 10-Q
period 2011-12-31
AgriSolar Solutions, Inc.
filed 2012-02-14
CIK 1379725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

9

As of February13, 2011, the Issuer had 63,826,486 shares of common stock issued and outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended December 31, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

ii

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Agrisolar Solutions, Inc.
Condensed Consolidated Balance Sheets
December 31, 2011 and March 31, 2011

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$466,700	$1,241,620
Accounts receivable, net	11,333,880	7,565,075
Inventories, net	2,277,752	715,828
Prepayments and other receivables	614,403	238,971
Total current assets	14,692,735	9,761,494
Non-current assets:
Intangible asset, net	9,512	10,768
Plant and equipment, net	1,312,007	1,320,434
Total Assets	$16,014,254	11,092,696

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$6,199,585	$2,165,425
Amount due to a stockholder	955,844	948,391
Short-term borrowings	923,060	669,701
Promissory note, related party	500,000	500,000
Notes payable	75,000	100,000
Income tax payable	110,424	80,741
Dividends payable	115,591	47,957
Accrued liabilities and other payables	2,001,366	1,431,932
Total liabilities	10,880,870	5,944,147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 30,000,000 shares authorized:
Series AA Preferred stock, 10,000,000 shares authorized, 4,163,012 and 4,234,441 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively, $0.35 stated value	1,457,054	1,482,054
Series AAA Preferred stock, 10,000,000 shares authorized, 4,269,507 and 2,895,429 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively, $0.35 stated value	1,494,170	1,013,400
Common stock, $0.001 par value; 200,000,000 shares authorized; 63,826,486 and 63,755,057 shares issued and outstanding, as of December 31, 2011 and March 31, 2011, respectively	63,826	63,755
Treasury stock, 172,712 common shares, at cost, as of December 31, 2011 and March 31, 2011	(350,000)	(350,000)
Additional paid-in capital	4,429,200	4,404,271
Statutory reserves	171,559	82,570
Accumulated other comprehensive income	236,516	122,122
Accumulated deficit	(2,368,941)	(1,669,623)
Total stockholders’ equity	5,133,384	5,148,549
Total Liabilities And Stockholders’ Equity	$16,014,254	$11,092,696

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue, net	$4,153,789	$1,790,117	$11,093,806	$7,622,563
Cost of revenue (inclusive of depreciation)	2,786,105	1,284,141	7,878,026	5,163,353
Gross profit	1,367,684	505,976	3,215,780	2,459,210

Operating expenses:
Sales and marketing	512,983	188,011	1,142,195	529,409
General and administrative	733,843	291,051	2,365,996	1,059,082
Total operating expenses	1,246,826	479,062	3,508,191	1,588,491

Income (loss) income from operations	120,858	26,914	(292,411)	870,719

Other income (expense):
Interest income	48	113	578	485
Interest expense	(46,688)	(27,716)	(143,416)	(117,213)
Subsidy income	23,308	-	23,308	73,504
Loss on extinguishment of debt	-	-	-	(440,000)
Total other expense, net	(23,332)	(27,603)	(119,530)	(483,224)

Income (loss) before income taxes	97,526	(689)	(411,941)	387,495

Income tax expense	69,416	5,778	130,753	122,216

Net income (loss)	28,110	(6,467)	(542,694)	265,279

Dividend on preferred stock	23,832	12,258	67,635	35,358

Net income (loss) attributable to common stockholders	4,278	(18,725)	(610,329)	229,921

Other comprehensive income:
Foreign currency translation gain	30,151	49,075	114,394	70,422
Comprehensive income (loss)	$34,429	$30,350	$(495,935)	$300,343

Net income (loss) per share – Basic	$0.00	$(0.00)	$(0.01)	$0.00
Net (loss) income per share – Diluted	$0.00	$(0.00)	$(0.01)	$0.00

Weighted average common stock outstanding – Basic	63,818,549	59,553,379	63,776,221	59,428,935
Weighted average common stock outstanding – Diluted	72,250,618	80,401,582	63,776,221	77,688,042

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended December 31, 2011
(Unaudited)
										Accumulated			Total
	Series AA		Series AAA						Additional	Other			Stock
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid in	Comprehensive	Statutory	Accumulated	Holders'
	# Shares	Amount	# Shares	Amount	# Shares	Amount	# Shares	Amount	Capital	Income	Reserve	Deficit	Equity
Balance April 1, 2011	4,234,441	$1,482,054	2,895,429	$1,013,400	63,755,057	$63,755	(172,712)	$(350,000)	$4,404,271	$122,122	$ 82,570	$(1,669,623)	$5,148,549
Issuance of Series AAA Preferred Stock	-	-	1,373,628	480,770	-	-	-	-	-	-	-	-	480,770
Conversion of Series AA Preferred Stock	(71,429)	(25,000)	-	-	71,429	71	-	-	24,929	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(542,694)	(542,694)
Dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(67,635)	(67,635)
Appropriation of statutory reserve											88,989	(88,989)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	114,394	-	-	114,394
Balance as of December 31, 2011	4,163,012	$1,457,054	4,269,057	$1,494,170	63,826,486	$63,826	(172,712)	$(350,000)	$4,429,200	$236,516	$171,559	$(2,368,941)	$5,133,384

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010
Net cash used in operating activities	$(1,447,613)	$(1,802,259)

Cash flows from investing activities:
Purchase of property, plant and equipment	(127,137)	(64,959)
Payments on intangible asset	-	(3,268)
Net cash used in investing activities	(127,137)	(68,227)

Cash flows from financing activities:
Advances from an officer and stockholder	7,453	370,916
Repayments of long-term borrowings		(29,036)
Proceeds from short-term borrowings	1,029,114	710,850
Repayments of short-term borrowings	(797,367)	(438,847)
Repayment of notes payable	(25,000)
Proceeds from private placement, net of expenses	480,770	1,820,416
Net cash provided by financing activities	694,970	2,434,299

Effect of exchange rate changes in cash and cash equivalents	104,860	57,080

Net Change In Cash and Cash Equivalents	(774,920)	620,893
Cash and Cash Equivalents, Beginning of Period	1,241,620	208,671
Cash and Cash Equivalents, End of Period	466,700	$829,564

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$59,163	$-
Cash paid for interest	$160,288	$14,900

Non-Cash Investing And Financing Activities:
Dividend on preferred stock	$67,635	$35,358
Conversion of preferred stock into common stock	$25,000	$-
Conversion of short-term borrowings into common stock	$-	$438,846
Conversion of note payable to common stock	$-	$160,000
Loss on extinguishment of debt	$-	440,000

See accompanying notes to condensed consolidated financial statements

Agrisolar Solutions, Inc.

Notes To Condensed Consolidated Financial Statements

For The Nine Months Ended December 31, 2011 and 2010

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of AgriSolar Solutions, Inc. at December 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2011 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended March 31, 2011.

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

For the nine months ended December 31, 2011, we experienced negative cash flows from operations of $1,447,613 with an accumulated deficit of $2,368,941 as of that date. Our continuation as a going concern through December 31, 2012 is dependent upon the collections of our accounts receivable, continuing financial support from our stockholders, and credit facilities. We are currently pursuing additional financing for our operations.  However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

For the three and nine months ended December 31, 2011, we provided for an allowance for slow-moving and obsolete inventories of $35,971.

For the three and nine months ended December 31, 2010, we did not provide for an allowance for slow-moving and obsolete inventories.

As of December 31, 2011 and March 31, 2011, the allowance for obsolescence was $55,136 and $18,178, respectively.

Product warranty and post service support

We generally offer product warranty and post-contract customer support (“PCS”) to its customers for a period of two years, free of charge.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  We recorded no reserve for the three months ended December 31, 2011, and a reserve of $17,193 for sales returns for the nine months ended December 31, 2011.  We recorded no reserve for the three and nine months periods ended December 31, 2010.

Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government to subsidize the research and development activities. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income when it is received from the local PRC government during the period.  We received $23,308 of subsidy income for the three and nine months ended December 31, 2011.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “ Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the nine month periods ended December 31, 2011 and 2010:

	2011	2010
Period-end rates HK$: US$1 exchange rate	7.76910	7.78320
Period average rates HK$: US$1 exchange rate	7.78414	7.77136
Period-end rates RMB: US$1 exchange rate	6.36470	6.61180
Period average rates RMB: US$1 exchange rate	6.43558	6.76000

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended December 31, 2011 and 2010:

	Three Months December 31,		Nine Months December 31,
	2011	2010	2011	2010
Net (loss) income attributable to common shareholders	$4,278	$(18,725)	$(610,329)	$229,921
Weighted average common shares outstanding – Basic	63,818,549	59,553,379	63,776,221	59,428,935
Plus: incremental shares from assumed conversions
- Convertible shares from preferred stock	8,432,069	5,718,797	-	4,027,625
- Warrants to purchase common stock	-	15,129,406	-	14,231,482
Weighted average common shares outstanding – Diluted	72,250,618	80,401,582	63,776,221	77,688,042

Net (loss) income per share – Basic	$0.00	$(0.00)	$(0.01)	$0.00
Net (loss) income per share – Diluted	$0.00	$(0.00)	$(0.01)	$0.00

There were no preferred stocks and warrants included in the calculation for the nine months ended December 31, 2011 as there was a loss for those periods and including the preferred stocks and warrants would be anti-dilutive.

Note 6.  Accounts Receivable

The majority of our sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. We evaluate the need of an allowance for doubtful accounts based on general provision that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	December 31,	March 31,
	2011	2011
Accounts receivable, trade
- Billed	$5,282,516	$2,343,570
- Accrued	7,432,139	5,324,635
	12,714,655	7,668,205
Less: allowances for doubtful accounts and returns	(1,380,775)	(103,130)
Accounts receivable, net	$11,333,880	$7,565,075

For the nine months ended December 31, 2011, we provided for an allowance for doubtful accounts of $1,243,089.  In addition, we provided an allowance for returns of $17,193. For the year ended March 31, 2011, we provided for an allowance for doubtful accounts of $24,012 and wrote off accounts receivable of $162,012.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under the governmental procedures.

Up to February 13, 2012 we collected approximately $902,145 (8%) of the balance of the net accounts receivable and we billed approximately $1,201,402 (16%) of the accrued receivables.

Note 7.  Short-Term Borrowings

		December 31,	March 31,
		2011	2011

Unsecured, equivalent to RMB4,400,000 with interest rate at 6.5825% per annum, payable monthly, due September 2011	(a)	$-	$669,701

Unsecured, equivalent to RMB3,500,000 with interest rate at 7.8084% per annum, payable monthly, due March 2012	(b)	549,908	-

Unsecured, equivalent to RMB125,000 with interest rate at 10.8% per annum, payable monthly, due May 7, 2012	(c)	19,640	-

Unsecured, equivalent to RMB2,250,000 with interest rate at 25.2% per annum, payable monthly, due November 30, 2012	(d)	353,512	-
		$923,060	$669,701

(a) The loan was fully repaid upon maturity.

(b) The borrowing is personally guaranteed by an officer and director of the Company and a third party vendor of the Company.

(c) The borrowing carries administrative fee of RMB2,100 per month ($270 per month).

(d) The borrowing carries administrative fee of RMB10,000 per month ($1,287 per month).

Note 8.  Related Party Transactions

Promissory Note

On December 10, 2009, we issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a director of the Company. The Note is in default and accordingly interest is charged at 18% per annum until such time as the note is paid in full. In consideration for the Note, we agreed to issue a warrant to the director to purchase a total of 2,000,000 shares of our common stock at an exercise price of $0.25 per share. These warrants were valued at $73,877 using the Black-Scholes option-pricing model with the following assumptions: applicable risk-free interest rate of 1%; volatility factor of 79%; and the expected life of the warrants of 5 years. The relative fair value of the warrants of $73,877 was recorded as a debt discount. This debt discount was amortized over the term of the Note using the effective interest method and we recognized $28,730 as a non-cash interest expense for the nine months ended December 31, 2010.  No amortization was recognized during the three and nine months ended December 31, 2011 as it was fully amortized prior to that period.  Interest expense accrued and or paid was $21,444 and $72,883 for the three and nine months ended December 31, 2011, respectively, and was none and $73,583 for the three and nine months ended December 31, 2010, respectively.  The effective annual interest rate was 18% for the three and nine months ended December 31, 2011.  During the nine month period ended December 31, 2011 we made payments of $100,000 which represented accrued interest.

Amount Due to a Stockholder

As of December 31, 2011 and March 31, 2011, the balance represented temporary advances made by one of our stockholders who is also a director of the Company.  The advance is unsecured and interest-free. The stockholder has agreed that he will not request, seek or require repayment of any portion of the outstanding advance until such time as the current operations of the Company becomes profitable (as reflected by financial statements prepared in accordance with U.S. GAAP) and the Company generated gross revenues of in excess of $30,000,000.

Note 9.  Notes Payable

Promissory Note

On January 8, 2010, the Company issued a promissory note (the “Note”) with a principal amount of $150,000 in connection with a private purchase of the Company’s common stock. The Note is non-interest bearing and payable on January 8, 2011.  Interest is charged at a default rate of 18% per annum when the entire principal is not repaid in full at the maturity date.  The Note is in default and accordingly interest is charged at the default rate until such time as the Note is paid in full. Interest expense recognized for the Note was $3,403 and $10,245 for the three and nine months ended December 31, 2011.  During the nine month period ended December 31, 2011 we made payments of $25,000.

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

Common Stock

As of December 31, 2011, the number of authorized, issued and outstanding shares of the Company’s common stock was 200,000,000 shares and 63,826,486 shares, respectively.

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

During the period ended December 31, 2011, pursuant to two exempt offerings, we issued 1,373,628 shares of Series AAA Preferred Stock at a price of $0.35 per share for total proceeds of $480,770.  There was no cost associated with this offering.

Conversion of Series AA Preferred Stock

During the nine months ended December 31, 2011 holders of 71,429 shares of Series AA Preferred Stock elected to convert the Series AA Preferred Stock into Common Stock.  Accordingly, under the terms of the Series AA Preferred Stock, we cancelled 71,429 shares of Series AA Preferred Stock and issued 71,429 shares of Common Stock and warrants to purchase 35,715 shares of Common Stock.  The carrying value of the Series AA Preferred stock was $0.35 per share.  We measured the fair value of the warrants at $0.12 per share ($4,154 in total).  The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	108.6%
Risk free interest rate	1.14%
Dividend yield (on common stock)	0.0%

A summary of the status of the Company’s outstanding warrants as of December 31, 2011:

	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share
Balance as of April 1, 2011	15,137,703	$0.25-0.70	$0.32	$0.08
Warrants issued in connection with conversion of Series AA Preferred Stock	35,715	0.70	0.70	$0.12
Balance as of December 31, 2011	15,173,418	$0.25-0.70	$0.32	$0.08

In connection with the Series AA and Series AAA Preferred Stock, we recorded accrued dividends of $67,635 and $35,358 for the nine months ended December 31, 2011 and 2010, respectively.

Note 11.  Income Taxes

For the nine months ended December 31, 2011 and 2010, the United States and foreign components of (loss) income before income taxes were comprised of the following:

	2011	2010
Tax jurisdictions from:
– United States	$(284,697)	$(641,610)
– Foreign representing:-
- Hong Kong	(74,395)	(78,523)
- The PRC	(52,849)	1,107,628
(Loss) income before income taxes	$(411,941)	$387,495

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

As of December 31, 2011, AGSO and FTUS incurred $2,031,420 of the aggregate net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2031, if unutilized. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

Our operating subsidiary in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the nine months ended December 31, 2011 and 2010 on the assessable income for its tax reporting years. As of December 31, 2011, $794,813 of cumulative operating losses carryforwards is available for income tax purposes at no expiration. We have provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes from the operation in the PRC for the nine months ended December 31, 2011 and 2010 are as follows:

	2011	2010
(Loss) income before income taxes	$(52,849)	$1,107,628
Statutory income tax rate	25%	25%
Income tax (benefit) expense at statutory rate	(13,212)	276,907
Effect of tax holiday	6,601	(155,067)
Effect of non-deductible items	157,730	376
Tax adjustments	(20,366)	-
Income tax expense	$130,753	$122,216

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
Deferred tax assets:
Net operating loss carry forwards from:
United States	$710,997	$611,353
Hong Kong	131,144	118,869
	842,141	730,222
Less: valuation allowance	(842,141)	(730,222)
Deferred tax assets	$-	$-

As of December 31, 2011 and March 31, 2011, We have provided for a full valuation allowance against the aggregate deferred tax assets of $842,141 and $730,222 on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended December 31, 2011, the valuation allowance increased by $111,919, primarily relating to net operating losses carryforwards.

Note 12.  Segment Reporting

We operate in one reportable operating segment in the design, manufacture, distribution and sales of solar energy saving, insect killer and plastic products in the PRC and Hong Kong, as defined by ASC Topic 280. All of our identifiable long-lived assets are located in the PRC during the periods presented.

Major Products

Summarized financial information concerning our major products is shown in the following table for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31 30,
	2011	2010	2011	2010
Solar products	$3,632,442	$1,648,108	$10,303,420	$7,298,955
Plastic products	521,347	142,009	790,386	323,608
Total revenue, net	$4,153,789	$1,790,117	$11,093,806	$7,622,563

Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue, net:
The PRC	$4,123,192	$1,670,102	$10,948,103	$7,449,739
Others	30,597	120,015	145,703	172,824
Total revenue, net	$4,153,789	$1,790,117	$11,093,806	$7,622,563

Note 13  Concentrations of Risk

We are exposed to the following concentrations of risk:

Major Customers

For the three months ended December 31, 2011, customers who accounts for 10% or more of our revenues and their outstanding balance at December 31, 2011 is presented as follows:

	Three months ended December 31, 2011		December 31, 2011
	Revenue	Percentage of revenue	Trade receivable
Customers
Customer A	$1,402,997	34%	$1,891,373
Customer B	1,361,368	33%	1,718,117
Customer C	473,803	11%	1,192,436
Total	$3,238,168	78%	$4,801,926

For the three months ended December 31, 2010, customers who accounts for 10% or more of our revenues and their outstanding balance at December 31, 2010 is presented as follows:

	Three months ended December 31, 2010		December 31, 2010
	Revenue	Percentage of revenue	Trade receivable
Customers
Customer D	$491,550	27%	$-
Customer E	524,543	29%	281,115
Total	$1,016,093	56%	$281,115

For the nine months ended December 31, 2011, customers who accounts for 10% or more of our revenues and their outstanding balance at December 31, 2011 is presented as follows:

	Nine months ended December 31, 2011		December 31, 2011
Customers	Revenue	Percentage of revenue	Trade receivable

Customer C	$1,845,164	17%	$1,192,436
Customer A	1,624,392	15%	1,891,373
Customer B	1,365,748	12%	1,718,117
Customer D	1,318,525	12%	1,872,610
Total	$6,153,829	56%	$6,674,536

For the nine months ended December 31, 2010, customers who accounts for 10% or more of our revenues and their outstanding balance at December 31, 2010 is presented as follows:

	Three months ended December 31, 2010		December 31, 2010
Customers	Revenue	Percentage of revenue	Trade receivable

Customer D	$1,063,596	14%	$-
Customer E	999,093	13%	281,115
Total	$2,062,689	27%	$281,115

Major Vendors

For the three months ended December 31 30, 2011, vendors who accounts for 10% or more of our purchases and their outstanding balance at December 31, 2011 is presented as follows:

	Three months ended December 31, 2011		December 31, 2011
Vendors	Purchases	Percentage of purchases	Trade payable

Vendor A	$579,599	29%	$582,906
Vendor B	309,429	15%	294,870
Vendor C	248,289	12%	293,733
Total	$1,137,317	56%	$1,171,509

For the three months ended December 31, 2010, vendors who accounts for 10% or more of our purchases and their outstanding balance at December 31, 2010 is presented as follows:

	Three months ended December 31, 2010		December 31, 2010
Vendors	Purchases	Percentage of purchases	Trade payable

Vendor D	$348,168	33%	$1,104,680
Vendor E	119,473	11%	326,546
Total	$467,641	44%	$1,431,226

For the nine months ended December 31, 2011, one vendor represented 10% or more of the Company’s purchase. This vendor accounts for 12% of purchase amounting to $934,810 with trade payable of $1,118,704 as of December 31, 2011.

For the nine months ended December 31, 2010, vendors who accounts for 10% or more of our purchases and their outstanding balance at December 312010 is presented as follows:

	Nine months ended December 31, 2010		December 31, 2010
	Purchases	Percentage of purchases	Trade payable

Vendor D	$1,134,102	25%	$1,104,680
Vendor E	853,659	19%	326,546
Total	$1,987,761	44%	$1,431,226

Note 14.  Guarantees

As of December 31, 2011, its operating VIE in the PRC (“Shenzhen Fuwaysun”) is contingently liable as guarantor with respect to the loans of $549,908 (equivalent to RMB 3,500,000) to an unrelated third parties.  The term of the guarantee is commenced from September 2010 through March 2012. At any time from the date of guarantees, should the third party fail to make their due debt payments, Shenzhen Fuwaysun will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Shenzhen Fuwaysun is required to make under the guarantee is $549,908 (equivalent to RMB 3,500,000).

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

As a result of completion of the share exchange transaction, Shenzhen Fuwaysun became our operating affiliate.  Shenzhen Fuwaysun was formed in 2006 to manufacture plastic injection parts and plastic moulds at its factory in Shenzhen, PRC.  Initially, its business was limited to manufacturing and supplying parts for use in various products, including products used in the automotive industry, in household products, electrical appliances, hospital products, digital products, communication and computer equipment, toys and other industries.  Commencing in 2007, Shenzhen Fuwaysun expanded its business to include development and production of solar products including a solar insect killer, solar mouse & bird repeller, a portable solar power supply system, a solar sprinkling and irrigation system and other solar products.  For the period ended March 31, 2009, approximately 29.8% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 70.2% came from the business of manufacturing and supplying plastic injection parts and plastic moulds. For the fiscal year ended March 31, 2010, approximately 91% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 9% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the fiscal year ended March 31, 2011, approximately 96% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 4% came from the business of manufacturing and supplying plastic injection parts and plastic moulds.  For the three and nine months ended December 31, 2011, approximately 88% and 93% of the revenues of Shenzhen Fuwaysun came from production and sale of solar products and approximately 12%  and 7% came from the business of manufacturing and supplying plastic injection parts and plastic moulds, respectively.

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

Current Operations

We are currently focused on the marketing and sale of our line of solar insect killers within the agricultural industry in China.  China ranks first in worldwide farm output, producing a wide variety of crops including rice, wheat, potatoes, corn, cotton, peanuts, vegetables, tobacco, tea, coffee and many types of fruit.  A total of approximately 120,000 of the Company’s solar insect killers are currently installed in various types of farms throughout China where all of these types of crops are being grown.  Based on test results and reported results from many of these farms, we believe that our line of solar insect killers can provide effective pest control for all of these types of crops, without use of pesticides.

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

We have six models of our line of solar insect killers which have been approved by the Ministry of Agriculture

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

During the nine months ended December 31, 2011, we were successful in selling our products under the subsidy program in 26 provinces, a significant increase as compared to the nine months ended December 31, 2010.

As of December 31, 2011, our products have been formally included for 2011 in the list of approved products for 29 provinces.

State Forestry Administration of China

The State Forestry Administration of China is responsible for monitoring national forestry affairs.  Its mission is to sustain the health, diversity, and productivity of the nation’s forests and provide leadership in protection, management, pest forecasting, pest control, plant quarantine, pollution control, and aquatic ecosystems.  Due to past damage to forest areas as a result of extensive use of chemicals in the past, the State Forestry Administration’s mission is to protect the forest by use of green technology and eco- friendly products.  The Company’s solar insect killer is one of the products that has been tested and authorized by the State Forestry Administration for use in helping to control pests in the National forest.  The State Forestry Administration has special funding for purchasing green technology and eco-friendly products.  We have begun receiving orders under this new program.

The Plant Plantation Station

The Plant Plantation Station is an arm of the China Ministry of Agricultural which is responsible for the health of food crops nationally.  The Station monitors such things as soil and fertilizer technology, seed quality, seed industry development, water saving agriculture, pest control and pest forecasting.  The Station has done extensive testing on the Company’s solar insect killer product line and has issued a study report to educate farmers on the advantages of using the Company’s products.  In addition, the Plant Plantation Station has a program to promote the use of the solar insect killer nationally, and has special funding set aside for this program which is separate from the Ministry of Agriculture subsidy program.   We have already received some orders under this program and expects to continue to receive additional orders.

Markets outside the PRC

In June, 2011, the Company entered into an International Distribution Agreement (“European Distribution Agreement”) which appoints a distributor (“European Distributor”) as the exclusive distributor for the territory of Europe defined as those states, except for Hungary and Russia, belonging to the Council of Europe.  Under the terms of the Agreement, if the Company does not appoint a distributor for Hungary by May 31, 2012, then Hungary will become part of the exclusive territory under the European Distribution Agreement.  Among other terms, under the European Distribution Agreement, there is no minimum purchase requirement for the year ending December 31, 2011 and a minimum purchase requirement of $1,000,000 for the year ending December 31, 2012.  If the European Distributor fails to meet the minimum purchase requirements the Company may, in its sole discretion, terminate the European Distribution Agreement.  The initial term of the European  Distribution Agreement is for 5 years.

One of the purposes of establishing distribution channels outside China is to eliminate the seasonality associated with the agriculture industry in China.  In addition, the Company believes that there is a global market for its products.

Subsequent to June, 2011, the European Distribution Agreement was revised to grant the European Distributor worldwide distribution rights for the Company’s products.

The European Distributor appointed in June, 2011, has actively engaged in establishing its business operations and in developing potential distribution channels.  Its efforts to date have included, among other things,  approval of the design and development of a logistical infrastructure for operating a distribution company within the European Economic Union, Eastern Europe and Russia, securing an agreement with Amazon Corporation to manage its web-based product ordering, fulfillment, billing and shipping requirements, establishing contacts or working relationships with individuals in various parts of central and eastern Europe, Russia, the Middle East and North Africa, South Africa, and Argentina to represent the Company’s products in these areas, participation in various trade shows in the United States, trade fairs in Holland for the greenhouse market, vegetable expositions in Italy for the Mediterranean field market,  and a AgriTechnica Exposition  in Germany, which focused on agricultural technology and equipment sales for the Eastern European field farming industry.

We have begun making sales outside of China.

Critical Accounting Policies

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended December 31, 2011, we experienced negative cash flows from operations of $1,447,613 with an accumulated deficit of $2,368,941 as of that date. Our continuation as a going concern through December 31, 2012 is dependent upon the collections of our accounts receivable, continuing financial support from our stockholders, and credit facilities. We are currently pursuing additional financing for our operations.  However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and sales allowance. Our products that are locally sold in the PRC are subject to VAT which is levied at the rate of 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales.  We have recorded an allowance for sales returns of $17,193 for the nine months ended December 31, 2011 and no allowance for the three months ended December 31, 2011 and the three and nine months ended December 31, 2010.

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

Translation of amounts from the local currency of our subsidiaries into US$ has been made at the following exchange rates for the nine month periods ending December 31, 2011 and 2010:

	2011	2010
Period-end rates HK$: US$1 exchange rate	7.76910	7.78320
Period average rates HK$: US$1 exchange rate	7.78414	7.77136
Period-end rates RMB: US$1 exchange rate	6.36470	6.61180
Period average rates RMB: US$1 exchange rate	6.43558	6.76000

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

Results of Operation

Results of Operation for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.

Revenue

Revenue for the three months ended December 31, 2011 was $4,153,789 as compared to revenue of $1,790,117 for the three months ended December 31, 2010, an increase of $2,363,672 (132%).  The increase in revenue resulted from shipping products to new customers outside of the Ministry of Agriculture subsidy program.    During the three months ended December 31, 2011, we made sales to State Forestry Administration of China and the Plant Plantation Station in addition to the sales made under the subsidy program.

We began limited shipments to our European distributor during the three months ended December 31, 2011.

Cost of revenue and gross profit:

Cost of revenue for the three months ended December 31, 2011, as a percentage of revenue, was 67.1% as compared to 71.7% for the three months ended December 31, 2010.  Our gross profit increased $861,708 (170%) from $505,976 for the three months ended December 31, 2010 to $1,367,684 for the three months ended December 31, 2011.  As a percentage of revenue, gross profit increased from 28.26% for the three months ended December 31, 2010 to 32.93% for the three months ended December 31, 2011.  The increase in gross profits is primarily due to increases in material and labor costs offset by economies of scale.  As a result of the PRC government’s concern of the environmental effect of lead, a significant number of battery manufacturers were shut down, which caused an increase in battery prices.  We cannot determine when or if this price increase will reverse itself or when, however they have appeared to stabilize for now.  Plastic costs increased with the increases in oil prices in the three months ended December 31, 2011.  We were able to offset this trend by purchasing in larger quantities to get better pricing

As our light bulb production line has matured we have been more efficient.  We expect this trend to keep through the end of our fiscal year.

Operating expenses

Operating expenses increased $767,764 (160%) from $479,062 for the three months ended December 31, 2010 to $1,246,826 for the three months ended December 31, 2011.

Of our operating expenses, $512,983 and $188,011 represent selling and marketing expenses for the three months ended December 31, 2011 and 2010, respectively.  The following is a breakdown of our selling and marketing expenses:

	Three Months Ended December 31,
	2011	2010	Difference
Sales commission	$140,429	$65,258	$75,171
Travel and entertainment expenses	69,492	25,145	44,347
Service fee	337	-	337
Salaries	37,612	13,651	23,961
Advertising and promotion expenses	144,111	61,208	82,903
Exhibitions	113,122	10,480	102,642
Others	7,880	12,269	(4,389)
	$512,983	$188,011	$324,972

Sales commissions increased $75,171 (115%) from $65,258 for the three months ended December 31, 2010 to $140,429 for the three months ended December 31, 2011 as a result of the increase in revenue and the mix of customers.  More customers were house accounts and no commissions were paid on those sales.

Travel and entertainment expenses increased $44,347 (176%) from $25,145 for the three months ended December 31, 2010 to $69,492 for the three months ended December 31, 2011 as we were selling in more diverse geographic area in the three months ended December 31, 2011 than in the three months ended December 31, 2010.

Salaries increased $23,961 (176%) from $13,651 for the three months ended December 31, 2010 to $37,612 for the three months ended December 31, 2011.  We had 5 new employees assigned to the sales and marketing department.

Advertising, promotion and exhibition expenses increased $185,545 (259%) from $71,688 for the three months ended December 31, 2010 to $257,233 for the three months ended December 31, 2011.  The increase was deliberate and resulted in more sales.

None of the other changes in our selling and marketing expenses are deemed to be significant.

Of our operating expenses, $733,843 and $291,051 represent general and administrative expenses for the three months ended December 31, 2011 and 2010, respectively.  The following is a breakdown of our general and administrative expenses:

	Three Months Ended December 31,
	2011	2010	Difference
Provision for doubtful debts/bad debt	$378,611	$1,690	$376,921
Research and development	64,133	41,164	22,969
Salaries and benefits	87,818	70,961	16,857
Professional fees	44,156	52,762	(8,606)
Travel and entertainment	36,846	25,189	11,657
Public and investor relations	22,944	735	22,209
Office supplies and expenses	21,283	21,366	(83)
Motor vehicle expenses	16,467	16,200	267
Rent expenses	8,146	8,920	(774)
Depreciation and amortization	7,950	5,925	2,025
Other administrative expenses	45,489	46,139	(650)
	$733,843	$291,051	$442,792

General and administrative expenses increased $442,792 (152%) from $291,051 for the three months ended December 31, 2010 to $733,843 for the three months ended December 31, 2011.

The most significant increase was the provision for doubtful accounts, of $378,611 for the three months ended December 31, 2011, as compared to $1,690 for the three months ended December 31, 2010.  A significant majority of our sales to date have been made under the Ministry of Agriculture subsidy program described above.  In determining that a loss from uncollectable receivable be accrued we used the guidance in ASC Topic 310 “Receivables” (ASC 310”) and the related sections of ASC Topic “Contingencies” (ASC 450”).  We contacted all of our customers with extended aging and in many cases the local agency responsible for processing the reimbursement to our customer.  We reviewed the status of the outstanding invoices.  In those cases where all of the supporting documentation available was not as yet complete we determined that there was a risk of loss.  We estimated the amount of loss to be the amounts outstanding for aging over 1 year.  We also estimated that for those amounts over 270 days documentation is still in process and not all are uncollectable.  Based on our discussions as to the probability that the documentation will be available we determined that a reserve of approximately 50% of those accounts would be appropriate.  In considering those receivables which were not reserved for we made an estimate that 1% of the remaining accounts would be subject to the risk of collectability.  We believe that those receivables for which all of the documentation is in process are collectable because of the good faith and credit of the PRC government.  We have in a number of cases received collection after one year.

During the three months ended December 31, 2011 we made a decision to increase our research and development to enhance the functionality of our existing products so that the products can be used in forested and orchard environments.  Research and development expenses increased $22,969 (55.8%) from $41,164 for the three months ended December 31, 2010 to $64,133 for the three months ended December 31, 2011.

None of the other changes in our administrative expenses are deemed to be significant.

Results of Operation for the Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010.

Revenue

Revenue for the nine months ended December 31, 2011 was $11,093,806 as compared to revenue of $7,622,563 for the nine months ended December 31, 2010, an increase of $3,471,243 (45.5%).  During the nine months ended December 31, 2011, six models of our line of solar insect killers were approved by the Ministry of Agriculture of the PRC and continued as items which were subsidized by the PRC government.  As the acceptance of our product grew in 2011 we sold our products into more provinces than in 2010.  Moreover, we continued to employ more sales agent to promote our products in different provinces.  We made sales to State Forestry Administration of China and the Plant Plantation Station in addition to the sales made under the subsidy program.

Cost of revenue and gross profit:

Cost of revenue for the nine months ended December 31, 2011, as a percentage of revenue, was 71.0% as compared to 67.7% for the nine months ended December 31, 2010.  Our gross profit increased $756,570 from $2,459,210 for the nine months ended December 31, 2010 to $3,215,780 for the nine months ended December 31, 2011.  As a percentage of revenue, gross profit decreased from 32.3% for the nine months ended December 31, 2010 to 29% for the nine months ended December 31, 2011.  The decrease in gross profits is primarily due to increases in material and labor costs in the second quarter of our fiscal year.  This was reversed in the nine months ended December 31, 2011, our third quarter.  As a result of the PRC government’s concern of the environmental effect of lead, a significant number of battery manufacturers were shut down, which caused an increase in battery prices.  We cannot determine when or if this price increase will reverse itself, however they appear to have stabilized for now.  Plastic costs increased with the increases in oil prices in the second quarter.  We expect that plastic costs will fluctuate with the price of oil.

Although we did lay off approximately 100 employees we did not see a significant effect on our results of operations as there was a wage increase mandated by the PRC government of approximately 46.7% in mid-year.

As our light bulb light bulb production line has matured we have been more efficient.  We expect this trend to keep through the end of our fiscal year.

Operating expenses

Operating expenses increased $1,919,700 (121%) from $1,588,491 for the nine months ended December 31, 2010 to $3,508,191 for the nine months ended December 31, 2011.

Of our operating expenses, $1,142,195 and $529,409 represent selling and marketing expenses for the nine months ended December 31, 2011 and 2010, respectively.  The following is a breakdown of our selling and marketing expenses:

Selling	Nine Months Ended December 31,
	2011	2010	Difference
Sales commission	$411,018	$260,440	$150,578
Travel and entertainment	203,794	51,180	152,614
Service fee	74,094	10,001	64,093
Salaries	100,449	33,939	66,510
Advertising and promotion expenses	184,742	119,952	64,790
Exhibitions	156,887	42,350	114,537
Others	11,211	11,547	(336)
	$1,142,195	$529,409	$612,786

Sales commissions increased $150,578 (57.8%) from $260,440 for the nine months ended December 31, 2010 to

$411,018 for the nine months ended December 31, 2011 as a result of the increase in revenue and the mix of customers.  More customers were house accounts and no commissions were paid on those sales..

Travel expenses increased $152,614 (298%) from $51,180 for the nine months ended December 31, 2010 to $203,794 for the nine months ended December 31, 2011 as we were selling in more diverse geographic area in the nine months ended December 31, 2011 than in the nine months ended December 31, 2010.

Service fee increased by $64,093 (640%) from $10,001 for the nine months ended December 31, 2010 to $74,094 for the nine months ended December 31, 2011 as we engaged more agents to help the distributors to accelerate the processing of our invoice with the Ministry of Agriculture of the PRC.

Salaries increased $66,510 (196%) from $33,939 for the nine months ended December 31, 2010 to $100,449 for the nine months ended December 31, 2011.  We had 5 new employees assigned to the sales and marketing department.

Advertising, promotion and exhibition expenses increased $179,327 (110%) from $162,302 for the nine months ended December 31, 2010 to $341,629 for the nine months ended December 31, 2011.  The increase was deliberate and resulted in more sales

None of the other changes in our selling and marketing expenses are deemed to be significant.

Of our operating expenses, $2,365,996 and $1,059,082 represent general and administrative expenses for the nine months ended December 31, 2011 and 2010, respectively.  The following is a breakdown of our general and administrative expenses:

	Nine Months Ended December 31,
	2011	2010	Difference
Provision for doubtful debts/bad debt	$1,260,282	$201,842	$1,058,440
Research and development	292,618	76,513	216,105
Salaries and benefits	284,286	221,247	63,039
Professional fees	145,161	123,435	21,726
Travel and entertainment	100,655	178,194	(77,539)
Public and investor relations	58,749	11,890	46,859
Office supplies and expenses	55,718	43,794	11,924
Motor vehicle expenses	52,569	41,995	10,574
Rent expenses	32,131	37,623	(5,492)
Depreciation and amortization	22,820	14,845	7,975
Other administrative expenses	61,007	107,704	(46,697)
	$2,365,996	$1,059,082	1,306,914

General and administrative expenses increased $1,306,914 (123%) from $1,059,082 for the nine months ended December 31, 2010 to $2,365,996 for the nine months ended December 31, 2011.

The most significant increase was the provision for doubtful accounts, of $1,260,282 for the nine months ended December 31, 2011, as compared to $201,842 for the nine months ended December 31, 2010.  A significant majority of our sales to date have been made under the Ministry of Agriculture subsidy program described above.  In determining that a loss from uncollectable receivable be accrued we used the guidance in ASC Topic 310 “Receivables” (ASC 310”) and the related sections of ASC Topic “Contingencies” (ASC 450”).  We contacted all of our customers with extended aging and in many cases the local agency responsible for processing the reimbursement to our customer.  We reviewed the status of the outstanding invoices.  In those cases where all of the supporting documentation available was not as yet complete we determined that there was a risk of loss.  We estimated the amount of loss to be the amounts outstanding for aging over 1 year.  We also estimated that for those amounts over 270 days documentation is still in process and not all are uncollectable.  Based on our discussions as to the probability that the documentation will be available we determined that a reserve of approximately 50% of those accounts would be appropriate.  In considering those receivables which were not reserved for we made an estimate that 1% of the remaining accounts would be subject to the risk of collectability.  We believe that those receivables for which all of the documentation is in process are collectable because of the good faith and credit of the PRC government.  We have in a number of cases received collection after one year.

During the nine months ended December 31, 2011 we made a decision to increase our research and development to enhance the functionality of our existing products so that the products can be used in forested and orchard environments.  Research and development expenses increased $216,105 (282%) from $76,513 for the nine months ended December 31, 2010 to $292,618 for the nine months ended December 31, 2011.

Salaries and benefits increased $63,039 (28.5%) from $221,247 for the nine months ended December 31, 2010 to $284,286 for the nine months ended December 31, 2011.  The increase resulted primarily from the hiring of a Chief Financial Officer for our factory in Shenzhen, PRC.

Professional fees increased $21,726 (17.6%) from $123,435 for the nine months ended December 31, 2010 to $145,161 for the nine months ended December 31, 2011.  This results primarily from increased accounting and auditing fees and the use of more consultants.

Travel and entertainment decrease $77,539 (43.5%) from $178,194 for the nine months ended December 31, 2010 to $100,655 for the nine months ended December 31, 2011.  We anticipate an increased travel expenses to be closer to 2010 levels.

Included in other administrative expenses is an adjustment for an over accrual of social insurance expenses in prior years of $67,376. None of the other changes in our administrative expenses are deemed to be significant.

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $3,811,865 as compared to a working capital of $3,817,347 at March 31, 2011.  However the working capital at December 31, 2011 included accounts receivable of $11,333,880, broken down as follows.

Accounts receivable, trade
- Billed	$5,282,516
- Accrued	7,432,139
12,714,655
Less: allowances for doubtful accounts and returns	(1,380,775)
Accounts receivable, net	$11,333,880

For the nine months ended December 31, 2011, we provided for an allowance for doubtful accounts of $1,243,089. In addition, we provided an allowance for returns of $17,193 for the nine months ended December 31, 2011.

Accrued accounts receivable represents revenue from the products that are delivered to, received by and accepted by the customers prior to invoicing, and are presented on the balance sheets in the aggregate with accounts receivable.  The accrual results from delays in completion of required documentation under governmental procedures.

Our receivables tend to be outstanding for extended periods of time.  Of the total billed accounts receivable at December 31, 2011, $367,068 were between 0 and 90 days old, $361,124 were between 91 and 180 days old, and $4,554,324 were over 180 days old.  Of the total accrued accounts receivable at December 31, 2011, $3,922,379 were between 0 and 90 days old, $293,466 were between 91 and 180 days old, and $3,216,294 were over 180 days old.  This results primarily from our customers’ aging of government subsidy payments.  .

In determining that a loss from uncollectable receivable be accrued we used the guidance in ASC Topic 310 “Receivables” (ASC 310”) and the related sections of ASC Topic “Contingencies” (ASC 450”).  We contacted all of our customers with extended aging and in many cases the local agency responsible for processing the reimbursement to our customer.  We reviewed the status of the outstanding invoices.  In those cases where all of the supporting documentation available was not as yet complete we determined that there was a risk of loss.  We estimated the amount of loss to be the amounts outstanding for aging over 1 year.  We also estimated that for those amounts over

270 days documentation is still in process and not all are uncollectable.  Based on our discussions as to the probability that the documentation will be available we determined that a reserve of approximately 50% of those accounts would be appropriate.  In considering those receivables which were not reserved for we made an estimate that 1% of the remaining accounts would be subject to the risk of collectability.  We believe that those receivables for which all of the documentation is in process are collectable because of the good faith and credit of the PRC government.  We have in a number of cases received collection after one year. We will continue to monitor our receivable closely.  We believe that our receivables, not reserved for, are collectable, albeit slowly

Up to February 13, 2012 we collected approximately $902,145 (8%) of the balance of the net accounts receivable and we billed approximately $1,201,402 (16%) of the accrued receivables.

We are currently exploring the possibility of factoring or selling our receivables to generate cash flow.  There can be no assurance that we will be able to find buyer or investor for our receivables.

During the nine months ended December 31, 2011 we used cash in operations of $1,447,613, as compared to cash used in operations of $1,802,259 for the nine months ended December 31, 2010.  For the nine months ended December 31, 2011 we used cash of $127,137 for investing activities as compared to cash used for investing activities of $68,227 for the nine months ended December 31, 2010.  Cash in the amount of $694,970 was provided from financing activities for the nine months ended December, 31, 2011 as compared to $2,434,299 for the nine months ended December 31, 2010.

As of December 31, 2011, we have an outstanding liability to our CEO, Liang Chao Wei, in the amount of $955,844, which represents temporary advances made by Mr. Liang to fund current operations. The advances are unsecured and interest-free.  Mr. Liang has agreed that no repayment of any portion of these temporary advances is required until we are profitable and have generated annual gross revenues of in excess of $30,000,000.

On December 10, 2009, we issued a promissory note (the “Note”) with a principal amount of $500,000, together with accrued interest in the amount of $100,000 due and payable on May 10, 2010, to a Director of the Company. The Note is in default and accordingly interest is charged at 18% per annum until such time as the note is paid in full.  During the nine months ended December 31, 2011 we made payments of $100,000 which represented accrued interest.  The note is currently in default.

Prior to closing of the share exchange transaction between the Company and Fuwaysun Technology, Ltd., on January 8, 2010, Fuwaysun acquired control of the Company through the purchase of a total of 172,712 shares, or approximately 57.88%, of the then issued and outstanding common stock.  The shares were purchased from Lotus Holdings, LLC, a shareholder of the Company, for a total purchase price of $350,000, including $200,000 paid in cash and $150,000 through execution of a promissory note due and payable on or before January 8, 2011.  During the nine months ended December 31, 2011 we made payments aggregating $75,000 on the note.  The note is currently in default.

At December 31, 2011, we had contractual obligations under various non-cancelable operating leases of approximately $309,820 of which $120,834 is due by December 31, 2012.

The aggregate minimum requirements under the non-cancelable leases at December 31, 2011 are as follows:

Years ending December 31,:
2012	$120,834
2013	94,658
2014	80,941
2015	12,357
2016	1,030
Total:	$309,820

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

We have begun selling our products outside of the PRC and to customers other than those that receive subsidy payment in the PRC.

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

Summary December 31, 2011

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

Off-Balance Sheet Arrangements

At December 31, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment filed June 6, 2008 (2)
3.4	Articles of Amendment filed January 8, 2010 (3)
3.5	Articles of Amendment filed May 7, 2010 (4)
3.6	Articles of Amendment filed December 9, 2010(5)
10.3 10.4 10.5 31.1

Securities Purchase Agreement dated November 9, 2009, between Lotus Holdings, LLC., as Seller and Fuwaysun Technology, Ltd., as Buyer.*

Promissory Note dated December l0, 2009, between Fuwaysun Technology, Ltd., as Maker, and Stan Battat, as Holder. *

Acknowledgement Regarding Payment Deferral dated May 20, 2010, executed by Liang Chao Wei. *

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

AGRISOLAR SOLUTIONS, INC.

By:

/s/ Liang Chao Wei, Chief Executive Officer

Date:  February 14, 2011

By:     /s/ Arnold Tinter, Chief Financial Officer

Date:  February 14, 2011